Form 10-Q
period 1996-03-30
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1996-05-14
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996
                                                --------------

                                       or
                                       --

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-25898
                                                -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)



           DELAWARE                                         04-2821358
           --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



   18 Hartwell Avenue, Lexington, MA                               02173
   ---------------------------------                               -----
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (617) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares outstanding of the registrant's common stock at May 3, 1996 was 8,992,681.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                                                                                    Page
                                                                                    ----
Part I - Financial Information:
- - -------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of March 30, 1996 and
         December 30, 1995                                                             3

         Condensed Consolidated Statements of Operations for the three months ended
         March 30, 1996 and April 1, 1995                                              4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 30, 1996 and April 1, 1995                                              5

         Notes to Condensed Consolidated Financial Statements                          6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 8



Part II - Other Information:                                                          12
- - ----------------------------

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5-  Other Information

Item 6 - Exhibits and Reports on Form 8-K

         11   Statement Regarding Computation of Net Income (Loss) per Share

         27   Financial Data Schedule

SIGNATURE(S)                                                                          13

                  NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                          March 30, 1996   December 30, 1995
                                          --------------   -----------------
Current assets:
  Cash and cash equivalents                      $ 4,141             $ 5,235
  Accounts receivable, trade, net of
   allowances for doubtful accounts
   of $510 and $878, at March 30, 1996
   and December 30, 1995                          20,522              27,646
  Receivables from manufacturing
   contractor                                      7,343               9,100
  Related party notes receivable                     164                 164
  Inventories                                     24,459              26,493
  Prepaid expenses                                   911               2,147
  Deferred tax assets                              3,185               2,889
                                                 -------             -------
    Total current assets                          60,725              73,674

Property and equipment, net                        1,409               1,166
Capitalized software costs, net                    1,204                 940
Other assets                                         244                 251
                                                 -------             -------
  Total assets                                   $63,582             $76,031
                                                 =======             =======



Current liabilities:
  Revolving line of credit                       $ 9,603             $ 8,733
  Current portion of note payable                      -                  19
  Accounts payable                                17,923              30,365
  Accrued expenses and other current
   liabilities                                     1,476               1,952
  Current portion of capital lease
   obligations                                        97                 100
                                                 -------             -------
    Total current liabilities                     29,099              41,169

Capital lease obligations                             46                  67
Deferred taxes                                       280                 280

Stockholders' equity:
   Preferred Stock, $.01 par value;
    5,000,000 shares
    authorized; no shares issued or
    outstanding                                       -                   -
   Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,939,781 shares issued and
    outstanding at March 30, 1996;
    8,757,781 shares issued and
    outstanding at December 30, 1995                  89                  88
  Additional paid-in capital                      35,512              35,301
  Accumulated deficit                             (1,444)               (874)
                                                 -------             -------
    Total stockholders' equity                    34,157              34,515
                                                 -------             -------
      Total liabilities and
       stockholders' equity                      $63,582             $76,031
                                                 =======             =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Three Months Ended
                                          March 30, 1996         April 1, 1995
                                          --------------         -------------
Net Sales                                        $32,035               $25,704
Cost of sales                                     27,470                20,972
                                                 -------               -------
  Gross profit                                     4,565                 4,732

Operating expenses:
  Selling, general, and
   administrative                                  4,367                 2,755
  Research and development                           984                   706
                                                 -------               -------
    Total operating expenses                       5,351                 3,461

Income (loss) from operations                       (786)                1,271
Other expense (income):
  Interest expense                                   204                   190
  Other expense (income)                            (124)                 (130)
                                                 -------               -------

Income (loss) before income taxes                   (866)                1,211

Provision (benefit) for income taxes                (296)                  460
                                                 -------               -------
Net income (loss)                                $  (570)              $   751
                                                 =======               =======

Net income (loss) per common
  and common equivalent share                     $(0.06)                $0.10
                                                 =======               =======

Weighted average number of
  common and common equivalent
  shares outstanding                               8,832                 7,485
                                                 =======               =======


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (in thousands)

                                                Three Months Ended
                                          March 30, 1996   April 1, 1995
                                          --------------   -------------
Cash flows from operating activities:
   Net income                                   $   (570)        $   751
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                   166             117
     Amortization of capitalized
      software costs                                 150              82
     Provision for bad debts                         (99)            121
     Deferred taxes                                 (296)              -
     Change in operating assets and
      liabilities:
       Accounts receivable                         7,223             752
       Receivable due from
        manufacturing contractor                   1,757               -
       Inventories                                 2,034             328
       Prepaids and other assets                   1,243            (672)
       Accounts payable                          (12,442)           (819)
       Accrued expenses and other
        current liabilities                         (348)            (26)
       Income taxes payable                            -             310
                                                --------         -------
         Net cash provided by (used
          for) operating activities               (1,182)            944

 Cash flows from investing activities:
     Purchase of property and equipment             (409)           (263)
     Capitalized software costs                     (414)           (146)
                                                --------         -------
         Net cash used for investing
          activities                                (823)           (409)

 Cash flows from financing activities:
     Proceeds from exercise of common
      stock options                                   84               -
     Proceeds (payments) from revolving
      line of credit, net                            870          (1,330)
     Principal payments on note payable              (19)            (24)
     Principal payments on capital
      lease obligations                              (24)            (25)
     Proceeds from receipt of principal
      on related party notes
      receivable, net                                  -              35
                                                --------         -------
         Net cash provided by (used
          for) financing activities                  911          (1,344)
                                                --------         -------

 Net change in cash and cash equivalents          (1,094)           (809)
 Cash and cash equivalents, beginning
  of period                                        5,235           3,057
                                                --------         -------
 Cash and cash equivalents, end of
  period                                        $  4,141         $ 2,248
                                                ========         =======


Supplemental disclosures of cash flow
 information:
  Interest paid:                                $      5         $   192
  Income taxes paid:                            $      -         $   150

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:
     ----------------------

     The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 30, 1995. Operating results for the three month period ended March 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     In 1995, the Company began operating under a 52-53 week fiscal year with thirteen week quarters that end on the Saturday closest to the calendar quarter end. Prior to 1995, the Company operated on a calendar quarter end.


B.   Cash and Cash Equivalents:
     --------------------------
      As of March 30, 1996, included in cash and cash equivalents is approximately $4.1 million invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.


C.   Inventories:
     ------------

     Inventories consisted of (in thousands):

                             March 30, 1996       December 30, 1995
                             --------------       -----------------
       Raw materials                $13,043                 $12,485
       Work in process                8,405                  11,418
       Finished goods                 3,111                   2,590
                                    -------                 -------
                                    $24,459                 $26,493
                                    =======                 =======


     The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

     The Company had outstanding at March 30, 1996 a $7.3 million receivable due from a manufacturing contractor, related to components sold by the Company to the contractor for assembly into finished goods.

D.   Debt:
     -----

     The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

     The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company was in compliance with all financial covenants under the agreement at March 30, 1996.

     Pursuant to this agreement, the Company may borrow an amount equal to 75% of qualified accounts receivable (as defined) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.5% as of March 30, 1996) plus 1% or at the Libor Rate (as defined) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement. Also, pursuant to the agreement, the Company has unused letters of credit pursuant to this agreement of approximately $1.15 million at March 30, 1996.

E.   Stockholders' Equity:
     ---------------------

     All share and per share data in the accompanying consolidated financial statements reflect the 8-for-1 Common Stock split on April 5, 1995, the reclassification of the Company's Class A and Class B Common stock into shares of Common Stock on May 25, 1995 and the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock on June 2, 1995.


F.   Income Taxes:
     -------------

     Realization of approximately $1.9 million of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. The Company has recorded a valuation allowance of approximately $1.7 million, of which $1.2 million will be recorded as a credit to additional paid-in capital upon realization or release of the valuation allowance.


G.   Contingencies:
     --------------

     The Company is involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company is attempting to resolve the dispute but at this time cannot predict the ultimate outcome or financial exposure related to the situation. If the dispute is not resolved satisfactorily for the Company, there could be a material adverse effect on future financial position and results of operations and, accordingly, income
(loss).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEM and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator is recognized as one of the highest performance graphics products available to the desktop PC market, and the Company has begun shipping its second generation Imagine 128 accelerator based on the Company's proprietary Imagine 128 Series 2 chip. This next-generation accelerator chip is designed to increase 2-D graphics performance while incorporating video acceleration, 3-D graphics and an architecture that enables both VRAM and DRAM frame buffer implementations. The Company also introduced HawkEye95, an upgraded version of its proprietary display control utilities and driver software suite, which enhances user control over various graphics functions and improves PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including an Imagine 128 accelerator board for Apple PowerMac PCI computers, 3-D products targeted at the desktop PC games market, and next-generation merchant-silicon-based products in its Vision, Motion, Media and Reality product families. During 1996, the Company currently plans to market several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

     The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the fourth quarter of 1995, the Company incurred a charge of approximately $8.0 million as a result of obsolete and excess finished goods and component inventory. A majority of these charges related to VL-bus product transition and excess printed circuit boards which are not expected to generate substantial sales in 1996. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 59.4% of net sales during the first three months of 1996, 52.8% of net sales in 1995 and 60.3% of net sales during the first three months of 1995, are particularly susceptible to fluctuations.

     The Company's sales to OEMs typically generate lower gross margins than retail and distributor sales, but also generally entail lower marketing, sales and product support costs. The Company's net sales, gross margins and profits have in the past, and may in the future, vary significantly depending on the proportion of is sales to OEMs and other distribution channels, as well as the mix of products sold in each channel. The Company's sales of merchant-based technology products are typically at a significantly lower margin than the sales of its proprietary technology products. The gross margin on all of the Company's products is significantly impacted by costs of components, particularly memory costs, which have varied widely over the past several years.

Results of Operations for the Quarters Ended March 30, 1996 and April 1, 1995

     Net Sales: Net sales increased 24.5%, to $32.0 million in the first quarter of 1996 from $25.7 million in the first quarter of 1995. This increase was attributable to increased sales of higher-end VRAM products. Net sales of higher-end VRAM products, 64-bit and 128-bit, increased 50% to $21.7 million in the first quarter of 1996 from $14.5 million in the first quarter of 1995, representing 67.8% of net sales in the first quarter of 1996 compared to 56.4% of net sales in the first quarter of 1995. Sales to OEMs increased 23%, to approximately $19.0 million in the first quarter of 1996 from $15.5 million in the first quarter of 1995, representing 59.4% of net sales in the first quarter of 1996 compared to 60.3% in the first quarter of 1995. The increase in OEM sales was a result of increased sales to Unisys Corporation and the addition of Micron Electronics, Inc. as an OEM customer. Sales to Dell Computer Corporation represented 46.0% of net sales in the first quarter of 1996 compared to 55.7% of net sales in the first quarter of 1995. Net sales to international two-tier distribution customers increased 47% to $4.4 million in the first quarter of 1996 from $3.0 million in the first quarter of 1995. Total international sales increased 19% to $7.6 million in the first quarter of 1995 from $6.4 million in the first quarter of 1995.

     Gross Profit: Gross profit decreased 2%, to $4.6 million in the first quarter of 1996 from $4.7 million in the first quarter of 1995. The Company's gross profit margin decreased to 14.3% in the first quarter of 1996 from 18.4% in the first quarter of 1995, due primarily to higher proportions of sales of excess finished goods and use of higher cost component inventories, particularly memory. As the Company still has higher cost component inventories, the Company is unlikely to be able to improve its gross margins on the products which utilize these components for some time.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 57%, to $4.4 million in the first quarter of 1996 from $2.8 million in the first quarter of 1995, primarily as a result of increased sales and marketing costs to support growth in the Company's two-tier and retail distribution channel sales, including personnel, advertising and channel promotion activities. In addition, the Company has increased staffing and related expenses in its customer support and administrative departments, and also incurred costs related to being a public company. As a percentage of net sales, selling, general and administrative expenses increased to 13.8% in the first quarter of 1996 from 10.9% in the first quarter of 1995, primarily attributable to increased expenses and lower-than-expected sales in the recent quarter.

     Research and Development Expenses: Research and development expenses increased 43%, to $1.0 million in the first quarter of 1996 from $0.7 million in the first quarter of 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products. During the first quarter of 1996, the Company began the development of its next-generation Imagine 128 Series 3 chip, released to production products based on the Imagine 128 Series 2 chip and substantially completed development of its 9FX Reality 332 product based on S3's Virge chip. As a percentage of net sales, research and development expenses increased to 3.1% in the first quarter of 1996 from 2.7% in the first quarter of 1995.

     Interest Expense/Income: Interest expense for the first quarter of 1996 was $204,000 compared to interest expense of $190,000 in the first quarter of 1995.

     Other Expense/Income: Other income totaled $124,000 in the first quarter of 1996 compared to other income of $130,000 in the first quarter of 1995. Other income during the first quarter of 1996 was primarily attributable to interest earned on cash and cash equivalents, other income during the first quarter of 1995 was primarily attributable to foreign currency gains.

     Provision for Income Taxes: The Company has provided an income tax benefit in the amount of $296,000 for the first quarter of 1996 which the Company expects to recover in future tax returns based on future taxable income.

Certain Factors That May Affect Future Results of Operations

     This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

     The Company is dependent on sole or limited source suppliers for certain key components and in 1995 experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of memory components, both DRAM and VRAM. The Company is actively working with memory component suppliers to secure pricing and volume commitments for future production. However, there can be no assurance that commitments will be secured in sufficient amounts to meet the increasing needs of the Company or at prices that will enable the Company to maintain current gross margin rates. The Company currently has inventories of components obtained at costs in excess of recent market costs, particularly memory, the price of which has dropped significantly in recent months. The Company is involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company is attempting to resolve the dispute but at this time cannot predict the ultimate outcome or financial exposure related to the situation. If the dispute is not resolved satisfactorily for the Company, there could be a material adverse effect on future gross margin performance, and accordingly, income
(loss).

     The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements, evolving industry standards significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets can be as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company could experience reductions in sales of older generation products as customers anticipate new products. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to anticipated charges for obsolete or excess inventory or substantial price protection charges.

     The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's expectations of future sales. As a result, if sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

     Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 12.2% in the first quarter of 1996 from the fourth quarter of 1995 and 8.7% in the first quarter of 1995 from the fourth quarter of 1994, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.

Liquidity and Capital Resources

     Several factors in the development of the Company's business during 1995 and the first quarter of 1996 have had a significant impact on its balance sheet and cash flows. The Company experienced a significantly higher than expected proportion of sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the increased cost of memory components has resulted in lower gross and operating margins, and limited availability has required the use of cash when necessary to secure supplies of memory. During the fourth quarter of 1995, the Company recorded a charge of $8.0 million to cost of sales associated with obsolete and excess inventory. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

     The Company's operating activities used cash of $1.2 million during the first three months of 1996, compared to operating activities which provided cash of $944,000 during the first three months of 1995. During the first three months of 1996, net decreases in accounts receivable, receivable due from a manufacturing contractor, and inventories provided cash of $7.2 million, $1.8 million and $2.0 million, respectively, which was offset by a decrease of $12.4 million in accounts payable. Decreases in accounts receivable have primarily been attributable to the collection of receivables owed from two-tier and retail distribution sales. As a result, days sales outstanding decreased to 58 days at the end of the first quarter 1996 from 68 days at the end of the fourth quarter 1995. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At March 30, 1996, the Company's principal sources of liquidity consisted of $4.1 million of cash and cash equivalents and approximately $5.4 million available under its revolving line of credit.

     During the first three months of 1996, investing activities used cash of approximately $409,000 for purchases of computer and office equipment and $414,000 for capitalized software development costs compared to $263,000 and $146,000 during the first three months of 1995, respectively. Financing activities provided cash of $1.0 million during the first three months of 1996, primarily attributable to balances on the Company's revolving line of credit which increased $870,000 during the first three months of 1996. During the first three months of 1995, financing activity used cash of $1.3 million, attributable to payments made on the Company's revolving line of credit.

     As of March 30, 1996 $9.6 million was outstanding under the Company's revolving credit facility. The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company was in compliance with all financial covenants under the agreement at March 30, 1996.

     The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and available bank debt are sufficient to fund operations at current levels through 1996. However, future growth in sales, for example the addition of another significant OEM customer, and/or continued increases in working capital required by the Company's business could result in the need for the Company to seek additional equity or debt financing. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

Part II.  Other Information:
- - ----------------------------


Item 1 - Legal Proceedings

     The Company currently is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.


Item 2 -  Changes in Securities

     Not Applicable


Item 3 - Defaults Upon Senior Securities

     Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

     Not Applicable


Item 5 - Other Information

     Not Applicable


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

     Exhibit
     Number                  Description
     -------                 -----------

       11                    Statement Regarding Computation of Net Income(Loss)
                              per Share

       27                    Financial Data Schedule

- - ----------------------------------------------------

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the quarterly period ended March 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  May 14, 1996      /s/ Andrew Najda                           .
                         -------------------------------------------
                         Andrew Najda
                         President and Chief Executive Officer
                         (Principal Executive Officer)


Date:  May 14, 1996      /s/ Daniel W. Muehl                        .
                         -------------------------------------------
                         Daniel W. Muehl
                         Corporate Controller and Acting Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description of Exhibits                    Page
- - --------------    -----------------------                    ----

11                Statement Regarding Computation of
                  Net Income (Loss) per Share                 15


27                Financial Data Schedule