Form 10-Q
period 1996-06-29
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1996-08-13
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996
                                                 -------------

                                       or
                                       --

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-25898
                                                -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)



         DELAWARE                                          04-2821358
         --------                                          ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)



18 HARTWELL AVENUE, LEXINGTON, MA                              02173
- ---------------------------------                              -----
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (617) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares outstanding of the registrant's common stock at August 1, 1996 was 9,007,281.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q


                                                                    Page
                                                                    ----
Part I - Financial Information:
- -------------------------------

Item 1 - Financial Statements
 Condensed Consolidated Balance Sheets as of June 29, 1996
  and December 30, 1995                                               3

 Condensed Consolidated Statements of Operations for the
  three months and six months ended  June 29, 1996 and
  July 1, 1995                                                        4

 Condensed Consolidated Statements of Cash Flows for the
  six months ended June 29, 1996 and July 1, 1995                     5

 Notes to Condensed Consolidated Financial Statements                 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9

Part II - Other Information:
- ----------------------------

Item 1 - Legal Proceedings                                           16

Item 2 - Changes in Securities                                       16

Item 3 - Defaults Upon Senior Securities                             16

Item 4 - Submission of Matters to a Vote of Security Holders         16

Item 5 - Other Information                                           17

Item 6 - Exhibits and Reports on Form 8-K                            17

         10.1  Employment Separation Agreement, dated
                April 10, 1996, between the Registrant
                and Gregory C. McHale
         10.2  Employment Letter Agreement, dated May 11, 1996,
                between the Registrant and John Thompson
         10.3  Employment Letter Agreement, dated
                April 25, 1996,between the Registrant and
                Beverly Schultz
         11    Statement Regarding Computation of Net Income
                (Loss) per Share
         27    Financial Data Schedule

SIGNATURE(S)                                                      18


                 NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                          JUNE 29, 1996   DECEMBER 30, 1995
                                          --------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents                    $  7,395       $ 5,235
  Accounts receivable, trade, net of
   allowances for doubtful accounts
    of $541 and $878, at June 29, 1996
     and December 30, 1995, respectively         24,599        27,646
  Receivables from manufacturing
   contractors                                    5,747         9,100
  Related party notes receivable                      -           164
  Inventories                                    10,926        26,493
  Prepaid expenses                                  415         2,147
  Deferred tax assets                             2,520         2,889
                                               --------       -------
    Total current assets                         51,602        73,674

Property and equipment, net                       1,845         1,166
Capitalized software costs, net                   1,061           940
Other assets                                        210           251
                                               --------       -------
  TOTAL ASSETS                                 $ 54,718       $76,031
                                               ========       =======

CURRENT LIABILITIES:
  Revolving line of credit                     $  9,844       $ 8,733
  Current portion of note payable                     -            19
  Accounts payable                               17,137        30,365
  Accrued expenses and other current
   liabilities                                    1,688         1,952
  Current portion of capital lease                   92           100
   obligations                                 --------       -------
    Total current liabilities                    28,761        41,169

Capital lease obligations                            26            67
Deferred taxes                                      426           280
Commitments and contingencies (Note G)                -             -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value;
    5,000,000 shares
     authorized; no shares issued or
      outstanding                                     -             -
   Common Stock, $.01 par value;
    20,000,000 shares authorized;
    9,005,681 shares issued and
    outstanding at June 29, 1996;
    8,757,781 shares issued and
    outstanding at December 30, 1995                 90            88
  Additional paid-in capital                     35,622        35,301
  Accumulated deficit                           (10,207)         (874)
                                               --------       -------
    Total stockholders' equity                   25,505        34,515
                                               --------       -------
      TOTAL LIABILITIES AND                    $ 54,718       $76,031
       STOCKHOLDERS' EQUITY                    ========       =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 29, 1996       JULY 1, 1995         JUNE 29, 1996        JULY 1, 1995
                                          ------------------  -----------------  ---------------------  -----------------
Net sales                                           $33,542            $31,101                $65,577            $56,805
Cost of sales                                        34,102             25,151                 61,571             46,123
                                                    -------            -------                -------            -------
  Gross profit                                         (560)             5,950                  4,006             10,682

Operating expenses:
  Selling, general, and administrative                4,416              2,987                  8,783              5,742
  Research and development                            1,674                766                  2,658              1,472
  Settlement with subcontractor                       1,959                  -                  1,959                  -
                                                    -------            -------                -------            -------
    Total operating expenses                          8,049              3,753                 13,400              7,214

Income (loss) from operations                        (8,609)             2,197                 (9,394)             3,468
Other income (expense):
  Interest expense                                     (241)              (128)                  (445)              (318)
  Other income, net                                      87                 82                    211                212
                                                    -------            -------                -------            -------

Income (loss) before income taxes                    (8,763)             2,151                 (9,628)             3,362

Provision (benefit) for income taxes                      -                767                   (295)             1,227
                                                    -------            -------                -------            -------
Net income (loss)                                   $(8,763)           $ 1,384                $(9,333)           $ 2,135
                                                    =======            =======                =======            =======

 Net income (loss) per common and
     common equivalent share                         $(0.97)             $0.17                 $(1.05)             $0.27
                                                    =======            =======                =======            =======

Weighted average number of
  common and common equivalent
  shares outstanding                                  8,993              8,380                  8,912              7,932
                                                    =======            =======                =======            =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                SIX MONTHS ENDED
                                          JUNE 29, 1996   JULY 1, 1995
                                          --------------  -------------
 Cash flows from operating activities:
   Net income (loss)                           $ (9,333)      $  2,135
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                  381            236
     Amortization of capitalized
      software costs                                345            182
     Provision for bad debts                       (482)           229
     Deferred taxes                                 515              -
     Change in operating assets and
      liabilities:
       Accounts receivable                        3,529         (7,068)
       Receivable due from
        manufacturing contractors                 3,353              -
       Inventories                               15,567         (5,376)
       Prepaids and other assets                  1,773           (895)
       Accounts payable                         (13,228)          (308)
       Accrued expenses and other
        current liabilities                        (264)            45
       Income taxes payable                           -            108
                                               --------       --------
         Net cash provided by (used
          for) operating activities               2,156        (10,712)
                                               --------       --------

 Cash flows from investing activities:
     Purchase of property and equipment          (1,060)          (412)
     Capitalized software costs                    (466)          (282)
                                               --------       --------
         Net cash used for investing
          activities                             (1,526)          (694)
                                               --------       --------

 Cash flows from financing activities:
     Proceeds from issuance of common
      stock                                           -         32,963
     Proceeds from exercise of stock
      options                                       323              6
     Payments of issuance costs of
      common stock                                    -         (3,224)
     Advances (payments) on revolving
      line of credit, net                         1,111         (6,601)
     Principal payments on note payable             (19)           (50)
     Principal payments on capital
      lease obligations                             (49)           (51)
     Proceeds on related party notes
      receivable, net                               164             71
                                               --------       --------
         Net cash provided (used for)
          by financing activities                 1,530         23,114
                                               --------       --------

 Net change in cash and cash equivalents          2,160         11,708
 Cash and cash equivalents, beginning
  of period                                       5,235          3,057
                                               --------       --------
 Cash and cash equivalents, end of
  period                                       $  7,395       $ 14,765
                                               ========       ========

Supplemental disclosure of non-cash
 financing transactions:
    Conversion of Series A Preferred
     Stock to Common Stock                     $      -       $  5,597
    Conversion of Class A voting and
     Class B non-voting Common Stock
     to Common Stock                           $      -       $    198
    Interest paid                              $     66       $    317
    Income taxes paid                          $      -       $  1,222


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes to Consolidated Financial Statements and other parts of this Form 10-Q contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in publicly available filings with the Securities and Exchange Commission, such as this report and the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

A.   Basis of Presentation:
    -----------------------

   The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 30, 1995. Operating results for the second quarter 1996 and six months ended June 29, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

   In 1995, the Company began operating under a 52-53 week fiscal year with thirteen week quarters that end on the Saturday closest to the calendar quarter end. Prior to 1995, the Company operated on a calendar quarter end.


B. Cash and Cash Equivalents:
   --------------------------

   As of June 29, 1996, included in cash and cash equivalents is approximately $4.9 million invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.


C. Inventories:
   ------------

   Inventories consisted of (in thousands):

                          JUNE 29, 1996  DECEMBER 30, 1995
                          -------------  -----------------

       Raw materials            $ 6,623            $12,485
       Work in process            3,078             11,418
       Finished goods             1,225              2,590
                                -------            -------
                                $10,926            $26,493
                                =======            =======

   The market for the Company's products is characterized by several factors, including rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

   At June 29, 1996, a portion of inventory related to several of the Company's products is in excess of current requirements or realizable value based on the recent level of sales and prices. Accordingly, as a result of a number of events that occurred during the second quarter of 1996, the Company wrote off approximately $5.7 million of inventory related to these products. Management has developed a program to reduce the remaining inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of losses that are reasonably possible should the program not be successful.

   The Company had outstanding at June 29, 1996 an approximate $5.7 million receivable due from a manufacturing contractor, related to components sold by the Company to the contractor for assembly into finished goods.


D. Debt:
   -----

   The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

   The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver for violations of certain covenants of the lender at the conclusion of the second quarter of 1996.

   Pursuant to this agreement, the Company may borrow an amount equal to 75% of qualified accounts receivable (as defined) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.25% as of June 29, 1996) plus 1.25% or at the Libor Rate (as defined) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement.


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


F. Income Taxes:
   -------------

   Realization of approximately $1.9 million of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. In addition, the Company has recorded a valuation allowance of approximately $1.7 million against other deferred tax assets, of which $1.2 million will be recorded as a credit to additional paid-in capital upon realization or release of the valuation allowance. During the second quarter of 1996, the Company received tax refunds for its 1995 federal and state taxes, applicable to losses associated with that period. This refund reduced the amount of prepaid expenses the Company has remaining on the balance sheet associated with this expense.

G. Commitments & Contingencies:
   ----------------------------

   The Company was involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company has resolved the dispute with this sub-contractor and paid the sub-contractor, during the second quarter of 1996, approximately $2.0 million.

    On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda, Stanley W. Bialek and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris. On or about July 17, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEM and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator is recognized as one of the highest performance graphics products available to the desktop PC market, and the Company has begun shipping its second generation Imagine 128 accelerator based on the Company's proprietary Imagine 128 Series 2 chip. This next-generation accelerator chip is designed to increase 2-D graphics performance while incorporating video acceleration, 3-D graphics and an architecture that enables both VRAM and DRAM frame buffer implementations. The Company also recently introduced HawkEye95, an upgraded version of its proprietary display control utilities and driver software suite, which enhances user control over various graphics functions and improves PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including an Imagine 128 accelerator board for Apple PowerMac PCI computers, 3-D products targeted at the desktop PC games market, and next-generation merchant-silicon-based products in its Vision, Motion, Media and Reality product families. During 1996, the Company currently plans to market several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

   The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that are the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 52.8% of net sales in 1995, 67.7% of net sales during the second quarter of 1996 and 53.7% of net sales during the second quarter of 1995, are particularly susceptible to fluctuations.

   The Company's sales to OEMs typically generate lower gross margins than retail and distributor sales, but also generally entail lower marketing, sales and product support costs. The Company's net sales, gross margins and profits have in the past, and may in the future, vary significantly depending on the proportion of its sales to OEMs and other distribution channels, as well as the mix of products sold in each channel. The Company's sales of merchant-based technology products are typically at a significantly lower margin than the sales of its proprietary technology products. The gross margin on all of the Company's products is significantly impacted by costs of components, particularly memory costs, which have varied widely over the past several years.

   The Company has been served notice of two lawsuits seeking class action status on June 11, 1996 and July 16, 1996 respectively, in the United States District Court of Massachusetts against it, selling shareholders and directors of the Company, and the underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of the Company's stock on the open market between and including May 26, 1995 and January 31, 1996. The plaintiffs, who seek unspecified damages, allege that the Company's Registration Statement and Prospectus in its initial public offering contained false and materially misleading statements. The Company and the individual defendants deny the plaintiffs' allegations and are vigorously defending these actions. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on future financial performance and results of operations and, accordingly, income (loss).


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 29, 1996 AND JULY 1, 1995

   Net Sales: Net sales increased 7.7%, to $33.5 million in the second quarter of 1996 from $31.1 million in the second quarter of 1995. This increase was attributable to increased sales of higher-end VRAM products. Net sales of higher-end VRAM products, 64-bit and 128-bit, increased 51% to $25.8 million in the second quarter of 1996 from $17.1 million in the second quarter of 1995, representing 77.0% of net sales in the second quarter of 1996 compared to 55.0% of net sales in the second quarter of 1995. Sales to OEMs increased 36%, to approximately $22.7 million in the second quarter of 1996 from $16.7 million in the second quarter of 1995, representing 67.7% of net sales in the second quarter of 1996 compared to 53.7% in the second quarter of 1995. The increase in OEM sales was primarily a result of increased sales to Unisys Corporation and the addition of Micron Electronics, Inc., as an OEM customer. Sales to Dell Computer Corporation represented 49.2% of net sales in the second quarter of 1996 compared to 50.6% of net sales in the second quarter of 1995. Net sales to domestic two-tier distribution and retail customers decreased 34.1% to $6.0 million in the second quarter of 1996 from $9.1 million in the second quarter of 1995. Total international sales increased 5% to $8.3 million in the second quarter of 1996 from $7.9 million in the second quarter of 1995.

   Gross Profit (Loss): Gross profit was a loss of $560,000 in the second quarter of 1996 compared to a gross profit of $6.0 million in the second
quarter of 1995.   This decrease was primarily attributable to inventory charges incurred during the second quarter of 1996 that were a result of an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older generation products and lower than expected sales activity of the Company's Macintosh based products. The Company's gross profit margin decreased to -1.7% in the second quarter of 1996 from 19.1% in the second quarter of 1995, principally due to these inventory charges. The remaining decrease in gross profit during the second quarter of 1996 is attributable to sales of excess finished goods and use of higher cost component inventories, particularly memory. The Company expects to continue to sell excess and obsolete finished goods during future periods at prices which may impact gross margins. The Company is taking steps to control its exposure to fluctuating memory costs, such as negotiating pricing adjustments with customers, and negotiating volume and price commitments from memory manufacturers. There can be no assurance that these steps will provide a gross margin benefit.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 47%, to $4.4 million in the second quarter of 1996 from $3.0 million in the second quarter of 1995, primarily related to additional costs associated with increased staffing, costs associated with the hiring of new key personnel, legal expenses associated with the pending securities litigation and additional advertising and channel promotion activities as compared to the 1995 period. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% in the second quarter of 1996 from 9.6% in the second quarter of 1995. The Company currently expects that total selling, general and administrative expenses will continue to increase, although not necessarily as a percentage of net sales, primarily as a result of additional infrastructure, as well as increased sales and marketing expenses.

   Research and Development Expenses: Research and development expenses increased 113%, to approximately $1.7 million in the second quarter of 1996 from $0.8 million in the second quarter of 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower capitalization of software costs, as well as engineering expenses associated with the completion of chip development and subsequent production launch of the Company's Imagine 128 Series 2 products. During the second quarter of 1996, the Company continued the development of its next-generation Imagine 128 Series 3 chip, began volume production of its 9FX Reality 332 product based on S3's Virge chip and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 4.8% in the second quarter of 1996 from 2.5% in the second quarter of 1995.

   Expenses Associated With Settlement With a Subcontractor: During the second quarter of 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. As a percentage of net sales, this settlement was 6.0% of net sales during the second quarter of 1996.

   Interest Expense/Income: Interest expense for the second quarter of 1996 was $241,000 compared to interest expense of $128,000 in the second quarter of 1995. During the second quarter of 1996, the Company had higher average balances outstanding against its revolving line of credit than during the second quarter of 1995.

   Other Expense/Income: Other income totaled $87,000 in the second quarter of 1996 compared to other income of $82,000 in the second quarter of 1995. Other income during the second quarter of 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the second quarter of 1995 was primarily attributable to foreign currency gains.

   Provision (Benefit) for Income Taxes: The Company currently has approximately $1.9 million of a net deferred tax asset and the realization is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. For the three months ending June 29, 1996, the Company did not provide an additional income tax benefit associated with the losses incurred during the period. For the three month period ending July 1, 1995, the Company provided for income taxes of $767,000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

   Net Sales: Net sales increased 15.5%, to approximately $65.6 million in the first six months of 1996 from $56.8 million in the first six months of 1995. This increase was attributable to increased sales of higher-end VRAM products. Net sales of higher-end VRAM products, 64-bit and 128-bit, increased 50% to $47.5 million in the first six months of 1996 from $31.6 million in the first six months of 1995, representing 72.5% of net sales in the first six months of 1996 compared to 55.6% of net sales in the first six months of 1995. Sales to OEMs increased 29%, to approximately $41.7 million in the first six months of 1996 from $32.4 million in the first six months of 1995, representing 63.6% of net sales in the first six months of 1996 compared to 57.1% in the first six months of 1995. The increase in OEM sales was primarily a result of increased sales to Unisys Corporation and the addition of Micron Electronics, Inc., as an OEM customer. Sales to Dell Computer Corporation represented 47.6% of net sales in the first six months of 1996 compared to 52.9% of net sales in the first six months of 1995. Net sales to international two-tier distribution customers increased 10.8% to $9.2 million in the first six months of 1996 from $8.3 million in the first six months of 1995. Net sales to domestic two-tier and retail customers decreased 9.3% to $14.6 million in the first six months of 1996 from $16.1 million in the first six months of 1995. Total international sales increased 11.1% to $15.9 million in the first six months of 1996 from $14.3 million in the first six months of 1995.

   Gross Profit: Gross profit decreased 62%, to $4.0 million in the first six months of 1996 from $10.7 million in the first six months of 1995. This decrease was primarily attributable to inventory charges incurred during the second quarter of 1996 that were a result of an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older generation products and lower than expected sales activity of the Company's Macintosh based products. The Company's gross profit margin decreased to 6.1% in the first six months of 1996 from 18.8% in the first six months of 1995, principally due to these inventory charges. The remaining decrease in gross profit during the first six months of 1996 can be attributable to sales of excess finished goods and use of higher cost component inventories, particularly memory. The Company expects to continue to sell excess finished goods and obsolete inventory during future periods at prices that may impact gross margins.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 54%, to $8.8 million in the first six months of 1996 from $5.7 million in the first six months of 1995, primarily as a result of increased expenses related to additional costs associated with increased staffing, costs associated with the hiring of new key personnel, legal expenses associated with the pending securities litigation and additional advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% in the first six months of 1996 from 10.1% in the first six months of 1995. The Company currently expects that total selling, general and administrative expenses will continue to increase, although not necessarily as a percentage of net sales, primarily as a result of additional infrastructure as well as increased sales and marketing expenses.

   Research and Development Expenses: Research and development expenses increased 81%, to $2.7 million in the first six months of 1996 from $1.5 million in the first six months of 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower capitalization of software costs associated as well as engineering expenses associated with the completion of chip development and subsequent production launch of the Company's Imagine 128 Series 2 products. During the first six months of 1996, the Company began the development of its next-generation Imagine 128 Series 3 chip, released to production products based on the Imagine 128 Series 2 chip and its 9FX Reality 332 product based on S3's Virge chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 4.1% in the first six months of 1996 from 2.6% in the first six months of 1995.

   Expenses Associated With Settlement With a Subcontractor: During the first six months of 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. As a percentage of net sales, this settlement was 3.0% of net sales during the first six months of 1996.

   Interest Expense/Income: Interest expense for the first six months of 1996 was $445,000 compared to interest expense of $318,000 in the first six months of 1995. During the first six months of 1996, the Company had higher average balances outstanding against its revolving line of credit than during the first six months of 1995.

   Other Expense/Income: Other income totaled $211,000 in the first six months of 1996 compared to other income of $212,000 in the first six months of 1995. Other income during the first six months of 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the first six months of 1995 was primarily attributable to foreign currency gains.

   Provision for Income Taxes: The Company currently has approximately $1.9 million of a deferred tax asset and the realization is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable, however, it could be reduced in the near term if estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. The Company provided a deferred income tax benefit in the amount of $295,000 for the first six months of 1996. For the six month period ending July 1, 1995, the Company provided for income taxes of $1.2 million.

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

   The Company is dependent on sole or limited source suppliers for certain key components and in 1995 experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of memory components, both DRAM and VRAM. The Company is actively working with memory component suppliers to secure pricing and volume commitments for future production. However, there can be no assurance that commitments will be secured in sufficient amounts to meet the increasing needs of the Company or at prices that will enable the Company to attain profitability. The Company currently has inventories of components obtained at costs in excess of recent market costs, particularly memory, the price of which has dropped significantly in recent months. These inventories were written down to net realizable value during the second quarter of 1996, and contributed to of the Company's loss during this period. The Company was involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company has resolved the dispute with this sub-contractor and has paid the sub-contractor, during the second quarter of 1996, approximately $2.0 million.

   The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets can be as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company could experience reductions in sales of older generation products as customers anticipate new products. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

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

LIQUIDITY AND CAPITAL RESOURCES

   Several factors in the development of the Company's business during 1995 and the first six months of 1996 have had a significant impact on its balance sheet and cash flows. During 1995, Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the increased cost of memory components has resulted in lower gross and operating margins, and limited availability has required the use of cash when necessary to secure supplies of memory. During the fourth quarter of 1995 and second quarter of 1996, the Company recorded charges of $8.0 million and $5.7 million, respectively, to cost of sales associated with obsolete and excess inventory. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

   The Company's operating activities provided cash of approximately $2.2 million during the first six months of 1996, compared to operating activities which used cash of $10.7 million during the first six months of 1995. During the first six months of 1996, net decreases in accounts receivable, receivable due from a manufacturing contractor, and inventories provided cash of $3.5 million, $3.3 million and $15.6 million, respectively, which was offset by a decrease of $13.2 million in accounts payable. Decreases in accounts receivable have primarily been attributable to the collection of receivables owed from two-tier and retail distribution sales. As a result, days sales outstanding decreased to 61 days at the end of the second quarter of 1996 from 68 days at the end of the fourth quarter 1995. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At June 29, 1996, the Company's principal sources of liquidity consisted of $7.4 million of cash and cash equivalents and approximately $5.2 million available under its revolving line of credit.

   During the first six months of 1996, investing activities used cash of approximately $1.1 million for purchases of computer and office equipment and $466,000 for capitalized software development costs compared to $412,000 and $282,000 during the first six months of 1995, respectively. Financing activities provided cash of $1.5 million during the first six months of 1996, primarily attributable to balances on the Company's revolving line of credit which increased $1.1 million during the first six months of 1996. During the first six months of 1995, financing activities provided cash of $23.1 million, attributable to the Company's June 1995 initial public offering. This issuance of common stock generated proceeds of approximately $29.5 million, net of underwriting discounts and expenses. The Company used approximately $6.6 million of the net proceeds of the offering to repay all outstanding amounts under its revolving line of credit. The Company began to utilize it revolving line of credit during the fourth quarter of 1995.

   As of June 29, 1996, $9.8 million was outstanding under the Company's revolving credit facility. The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such agreement or has required a waiver from its lender. The Company received such a waiver for violating certain covenants at the conclusion of the second quarter of 1996. There can be no assurance that the Company will not require additional amendments and/or waivers from its lender in the future or, if required, that the lender will grant them, nor can there be any assurance that alternative financing will be available. Management believes that the Company would be able to obtain such a waiver or alternative financing and/or reduce the level of discretionary spending and other expenditures to provide the Company with sufficient liquidity. However, it the line of credit is not available to the Company, or if alternative financing is not available to the Company, the Company's liquidity could be adversely affected.

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

PART II.  OTHER INFORMATION:
- --------  ------------------


ITEM 1 - LEGAL PROCEEDINGS

   On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda, Stanley W. Bialek and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris. On or about July 17, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims maybe made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.


ITEM 2 -  CHANGES IN SECURITIES

   Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's annual meeting of shareholders was held on May 16, 1996 at the Atrium Conference Center, located on the second floor of One Financial Center, Boston, Massachusetts at 10:00 a.m.

   At the meeting, the Company's shareholders elected two directors to serve until the 1999 annual meeting of shareholders. The vote counts were as follows:

                            Affirmative   Against   Withheld
                            -----------   -------   --------
     Dr. Paul R. Low         8,322,948       0       35,667
     Dr. Fouad H. Nader      8,322,748       0       35,867

   At the meeting, the Company's shareholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 28, 1996. The vote counts were as follows:

                    Affirmative     Against   Withheld
                    -----------     -------   --------
                    8,336,810       14,318    7,487


ITEM 5- OTHER INFORMATION

   Not Applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        --------

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

 Exhibit
 Number  Description
 ------  -----------

   10.1 Employment Separation Agreement, dated April 10, 1996, between the Registrant andGregory McHale
   10.2 Employment Letter Agreement, dated May 11, 1996, between the Registrant and John Thompson
   10.3 Employment Letter Agreement, dated April 25, 1996, between the Registrant andBeverly Schultz
   11    Statement Regarding Computation of Net Income (Loss) per Share
   27    Financial Data Schedule

   ______________________________________________

   (b)  Reports on Form 8-K
        -------------------

   No reports on Form 8-K were filed during the quarterly period ended June 29, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  August 13, 1996        /s/  Andrew Nojda
                            --------------------------------------
                            Andrew Nojda
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)


Date:  August 13, 1996        /s/  Daniel W. Muehl
                            --------------------------------------
                            Daniel W. Muehl
                            Corporate Controller and Acting Chief
                             Financial Officer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description of Exhibits                         Page
- --------------    -----------------------                         ----
10.1              Employment Separation Agreement, dated
                  April 10, 1996, between the Registrant and
                  Gregory McHale

10.2              Employment Letter Agreement, dated
                  May 11, 1996,between the Registrant
                  and John Thompson

10.3              Employment Letter Agreement, dated
                  April 25, 1996, between the Registrant
                  and Beverly Schultz

11                Statement Regarding Computation of
                  Net Income (Loss) per Share                   20

27                Financial Data Schedule
