Form 10-Q
period 1996-09-28
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1996-11-12
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996
                                              ------------------

                                       or
                                       --

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                        Commission File Number 0-25898
                                               -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)



            DELAWARE                                04-2821358
            --------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)



18 HARTWELL AVENUE, LEXINGTON, MA                                  02173
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)



      Registrant's telephone number, including area code:  (617) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares outstanding of the registrant's common stock at November 1, 1996 was 9,041,776.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
Part I - Financial Information:
-------------------------------


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 28,
         1996 and December 30, 1995                                        3

         Condensed Consolidated Statements of Operations for the
         three months and nine months ended  September 28, 1996 and
         September 30, 1995                                                4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 28, 1996 and September 30, 1995       5

         Notes to Condensed Consolidated Financial Statements              6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9



Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                16

Item 2 - Changes in Securities                                            16

Item 3 - Defaults Upon Senior Securities                                  16

Item 4 - Submission of Matters to a Vote of Security Holders              16

Item 5 - Other Information                                                16

Item 6 - Exhibits and Reports on Form 8-K                                 17

         11 Statement Regarding Computation of Net Income (Loss) per Share
         27  Financial Data Schedule

SIGNATURE(S)                                                              18

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                          SEPTEMBER 28, 1996   DECEMBER 30, 1995
                                          -------------------  ------------------

CURRENT ASSETS:
  Cash and cash equivalents (Note B)                 $12,182             $ 5,235
  Accounts receivable, trade, net of
   allowances for doubtful accounts of
   $246 and $878, at September 28, 1996
   and December 30, 1995, respectively                19,962              27,646
  Receivables from manufacturing
   contractors and other                               2,676               9,100
  Related party notes receivable                           -                 164
  Inventories (Note C)                                 9,594              26,493
  Prepaid expenses                                       198               2,147
  Deferred tax assets                                  2,265               2,889
                                                     -------             -------
    Total current assets                              46,877              73,674

Property and equipment, net                            2,620               1,166
Capitalized software costs, net                          860                 940
Other assets                                             197                 251
                                                     -------             -------
  TOTAL ASSETS                                       $50,554             $76,031
                                                     =======             =======



CURRENT LIABILITIES:
  Revolving line of credit (Note D)                  $ 9,399             $ 8,733
  Current portion of note payable                          -                  19
  Accounts payable                                    12,645              30,365
  Accrued expenses and other current
   liabilities                                         2,152               1,952
  Current portion of capital lease obligations            83                 100
                                                     -------             -------
    Total current liabilities                         24,278              41,169

Capital lease obligations                                  9                  67
Deferred taxes (Note F)                                  426                 280
Commitments and contingencies (Note G)                     -                   -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value;
    5,000,000 shares authorized; no shares
    issued or outstanding                                  -                   -
   Common Stock, $.01 par value;
    20,000,000 shares authorized;
    9,020,441 shares issued and
    outstanding at September 28, 1996;
    8,757,781 shares issued and
    outstanding at December 30, 1995                      90                  88
  Additional paid-in capital                          35,632              35,301
  Accumulated deficit                                 (9,881)               (874)
                                                     -------             -------
    Total stockholders' equity (Note E)               25,841              34,515
                                                     -------             -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $50,554             $76,031
                                                     =======             =======

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  THREE MONTHS ENDED                             NINE MONTHS ENDED
                                    SEPTEMBER 28, 1996     SEPTEMBER 30, 1995      SEPTEMBER 28, 1996    SEPTEMBER 30, 1995
                                    -------------------    -------------------     -------------------   -------------------

Net sales                                 $29,375                $23,538                  $94,952                $80,343
Cost of sales                              23,672                 19,861                   85,243                 65,984
                                          -------                -------                  -------                -------
  Gross profit                              5,703                  3,677                    9,709                 14,359

Operating expenses:
  Selling, general, and administrative      3,596                  3,695                   12,379                  9,437
  Research and development                  1,678                    690                    4,336                  2,162
  Settlement with  subcontractor                -                      -                    1,959                      -
                                          -------                -------                  -------                -------
   Total operating expenses                5,274                   4,385                   18,674                 11,599

Income (loss) from operations                429                    (708)                  (8,965)                 2,760
Other income (expense):
  Interest expense                          (230)                    (19)                    (675)                  (335)
  Other income, net                          127                     266                      338                    477
                                         -------                 -------                  -------                -------
Income (loss) before income taxes            326                    (460)                  (9,302)                 2,902

Provision (benefit) for income taxes           -                    (168)                    (295)                 1,059
                                         -------                 -------                  -------                -------
Net income (loss)                        $   326                 $  (292)                 $(9,007)               $ 1,843
                                         =======                 =======                  =======                =======

Net income (loss) per common and
  common equivalent share                  $0.03                  $(0.03)                  $(1.01)                 $0.22
                                         =======                  =======                  =======                =======

Weighted average number of
  common and common equivalent
  shares outstanding                       9,805                   8,599                    8,945                  8,441
                                          =======                 =======                  =======                =======

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                    NINE MONTHS ENDED
                                          SEPTEMBER 28, 1996   SEPTEMBER 30, 1995
                                          -------------------  -------------------
 Cash flows from operating activities:
   Net income (loss)                                $ (9,007)            $  1,843
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                        620                  401
    Amortization of capitalized software co              546                  275
    Provision for bad debts                             (219)                 327
    Deferred taxes                                       770                    -
    Change in operating assets and
      liabilities:
    Accounts receivable                                7,903               (7,474)
    Receivable due from                                6,424               (6,214)
      manufacturing contractors
       Inventories                                    16,899               (9,797)
    Prepaids and other assets                          2,003                 (941)
    Accounts payable                                 (17,720)               5,963
    Accrued expenses and other                           199                  (68)
        current liabilities
    Income taxes payable                                   -                 (647)
                                                    --------             --------
         Net cash provided by (used                    8,418              (16,332)
          for) operating activities                 --------             --------

 Cash flows from investing activities:
     Purchase of property and equipment               (2,074)                (599)
     Capitalized software costs                         (466)                (517)
                                                    --------             --------
         Net cash used for investing                  (2,540)              (1,116)
          activities                                --------             --------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                -               32,963
     Proceeds from exercise of stock options             333                  106
     Payments of issuance costs of
      common stock                                         -               (3,475)
     Advances (payments) on revolving
      line of credit, net                                666               (6,601)
     Principal payments on note payable                  (19)                 (77)
     Principal payments on capital
      lease obligations                                  (75)                 (74)
     Proceeds on related party notes
      receivable, net                                    164                   71
                                                    --------             --------
         Net cash provided by financing                1,069               22,913
            activities                              --------             --------

 Net change in cash and cash equivalents               6,947                5,465
 Cash and cash equivalents, beginning
  of period                                            5,235                3,057
                                                    --------             --------
 Cash and cash equivalents, end of                  $ 12,182             $  8,522
  period                                            ========             ========

Supplemental disclosure of non-cash
 financing transactions:
    Conversion of Series A Preferred
     Stock to Common Stock                          $      -             $  5,597
                                                                         ========
    Conversion of Class A voting and
     Class B non-voting
       Common Stock to Common Stock                 $      -             $    198
    Interest paid                                   $     83             $    317
    Income taxes paid                               $      -             $  1,222


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes to Condensed Consolidated Financial Statements and other parts of this Form 10-Q contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in publicly available filings with the Securities and Exchange Commission, such as this report and the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

A.  BASIS OF PRESENTATION:
    ---------------------

    The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates and would impact the Company's financial position, results of operations and cash flows. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 30, 1995. Operating results for the three and nine month periods ended September 28, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

    In 1995, the Company began operating under a 52-53 week fiscal year with thirteen week quarters that end on the Saturday closest to the calendar quarter end. Prior to 1995, the Company operated on a calendar quarter end.

B.  CASH AND CASH EQUIVALENTS:
    --------------------------

    As of September 28, 1996, included in cash and cash equivalents is approximately $9.8 million invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.  INVENTORIES:
    ------------

    Inventories consisted of (in thousands):

                          SEPTEMBER 28, 1996  DECEMBER 30, 1995
                          ------------------  -----------------

       Raw materials                  $3,812            $12,485
       Work in process                 4,870             11,418
       Finished goods                    912              2,590
                                      ------            -------
                                      $9,594            $26,493
                                      ======            =======

    The market for the Company's products is characterized by several factors, including rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

    The Company had outstanding at September 28, 1996 an approximate $2.5 million receivable due from a manufacturing contractor, related to components sold by the Company to the contractor for assembly into finished goods.

D.  DEBT:
    -----

    The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

    The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver for violations of certain covenants of the lender at the conclusion of the third quarter of 1996.

    Pursuant to this agreement, the Company may borrow an amount equal to 75% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.25% as of September 28, 1996) plus 1.25% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement.

E.  STOCKHOLDERS' EQUITY:
    ---------------------

    All share and per share data in the accompanying condensed consolidated financial statements reflect the 8-for-1 Common Stock split on April 5, 1995, the reclassification of the Company's Class A and Class B Common stock into shares of Common Stock on May 25, 1995 and the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock on June 2, 1995.

F.  INCOME TAXES:
    -------------

    Realization of approximately $1.9 million of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable; however, it could be reduced in the near term if management estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. In addition, the Company has recorded a valuation allowance of approximately $1.7 million against other deferred tax assets, of which $1.2 million will be recorded to additional paid-in capital upon realization or release of the valuation allowance. During the second quarter of 1996, the Company received tax refunds for its 1995 federal and state taxes, applicable to losses associated with that period. This refund reduced the amount of prepaid expenses the Company has remaining on the balance sheet associated with this expense.

G.  COMMITMENTS & CONTINGENCIES:
    ----------------------------

    On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda, Stanley W. Bialek and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the alleged class period. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims maybe made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both original equipment manufacturers ("OEMs") and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator is recognized as one of the highest performance graphics products available to the desktop PC market, and the Company has been shipping in volume its second generation Imagine 128 accelerator based on the Company's proprietary Imagine 128 Series 2 chip. This next-generation accelerator chip is designed to increase 2-D graphics performance while incorporating video acceleration, 3-D graphics and an architecture that enables both VRAM and DRAM frame buffer implementations. The Company has also brought to market, an upgraded version of its proprietary display control utilities and driver software suite, Hawkeye95, which enhances user control over various graphics functions and improves PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including an Imagine 128 accelerator board for Apple PowerMac PCI computers, 3-D products targeted at the desktop PC games market, and next-generation merchant-silicon-based products in its Vision, Motion, and Reality product families. During 1996, the Company currently plans to market several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

   The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to OEMs, which accounted for 52.8% of net sales in 1995, 74.1% of net sales during the third quarter of 1996 and 32.3% of net sales during the third quarter of 1995, are particularly susceptible to fluctuations.

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

   The Company has been served notice of three lawsuits seeking class action status on June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants the Company, the members of the Board of Directors, the former Chief Financial Officer and Treasurer of the

Company, and the selling shareholders and Managing Underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of the Company's Common Stock on the open market between and including May 26, 1995 and January 31, 1996. The plaintiffs, who seek unspecified damages, allege that the Company's Registration Statement and Prospectus in its initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The Company and the individual defendants believe the allegations are without merit and intend to vigourously defend against plaintiffs' claims. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial performance and results of operations and, accordingly, income (loss).



RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

   Net Sales: Net sales increased approximately 25%, to $29.4 million in the third quarter of 1996 from $23.5 million in the third quarter of 1995. This increase was primarily attributable to increased sales of higher-end VRAM products, primarily to OEM customers. Net sales of higher-end 64-bit VRAM and 128-bit products increased approximately 33% to $18.7 million in the third quarter of 1996 from $14.1 million in the third quarter of 1995, representing 63.8% of net sales in the third quarter of 1996 compared to 60.0% of net sales in the third quarter of 1995. Sales to OEMs increased approximately 187%, to approximately $21.8 million in the third quarter of 1996 from $7.6 million in the third quarter of 1995, representing 74.1% of net sales in the third quarter of 1996 compared to 32.3% in the third quarter of 1995. The increase in OEM sales was primarily a result of increased sales to Dell Computer Corporation ("Dell"), and Unisys Corporation ("Unisys") and the addition of Micron Electronics, Inc. ("Micron") as OEM customers. Sales to Dell represented 58.7% of net sales in the third quarter of 1996 compared to 25.5% of net sales in the third quarter of 1995. The lower sales during the third quarter of 1995 were largely attributable to changes in Dell's product mix and marketing focus as well as product shipment delays caused by delays in delivery to Number Nine of VRAM memory components. Net sales to domestic two-tier distribution and retail customers decreased 38% to $6.3 million in the third quarter of 1996 from $10.2 million in the third quarter of 1995. Total international sales decreased 8% to $6.7 million in the third quarter of 1996 from $7.3 million in the third quarter of 1995.

   Gross Profit: Gross profit increased 54% to $5.7 million in the third quarter of 1996 from approximately $3.7 million in the third quarter of 1995. The Company's gross profit margin increased to 19.4% in the third quarter of 1996 from 15.6% in the third quarter of 1995, largely attributable to increased sales of the Company's higher-end products, primarily the Company's proprietary Imagine technology. These products generate higher gross profit than lower-end merchant-based products. Additionally, the Company benefited from the utilization of lower priced component costs, particularly memory, during the third quarter of 1996 compared to the third quarter of 1995, which resulted in lower cost of goods sold.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 3%, to $3.6 million in the third quarter of 1996 from $3.7 million in the third quarter of 1995, primarily related to expense controls of discretionary costs during the 1996 period compared to the 1995 period. As a percentage of net sales, selling, general and administrative expenses decreased to 12.2% in the third quarter of 1996 from 15.7% in the third quarter of 1995. The Company currently expects that total selling, general and administrative expenses will increase, although not necessarily as a percentage of net sales, primarily as a result of additional infrastructure, as well as increased sales and marketing expenses.

   Research and Development Expenses: Research and development expenses increased 143%, to approximately $1.7 million in the third quarter of 1996 from $0.7 million in the third quarter of 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower rate of capitalization of software, and engineering expenses associated with the continued development of its next-generation Imagine 128 Series 3 chip. During the third quarter of 1996, the Company began volume production of its Imagine 128 Series 2e product based on Number Nine's second generation Imagine 128 chip and continued the development of additional products. As a percentage of net sales, research and development expenses increased to 5.8% in the third quarter of 1996 from 3.0% in the third quarter of 1995.

   Interest Expense: Interest expense for the third quarter of 1996 was $230,000 compared to interest expense of $19,000 in the third quarter of 1995. During the third quarter of 1996, the Company had balances outstanding against its revolving line of credit, which it did not have during the third quarter of 1995.

   Other Expense/Income: Other income totaled $127,000 in the third quarter of 1996 compared to other income of $266,000 in the third quarter of 1995. Other income during the third quarter of 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the third quarter of 1995 was primarily attributable to foreign currency gains, as well as interest earned on cash and cash equivalents.

   Provision (Benefit) for Income Taxes: The Company currently has approximately $1.9 million of a net deferred tax asset and the realization is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable; however, it could be reduced in the near term if management estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. For the three months ending September 28, 1996, the Company did not utilize an additional income tax benefit associated with the losses incurred during prior periods. For the three month period ending September 30, 1995, the Company provided a tax benefit for income taxes of $168,000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

   Net Sales: Net sales increased 18%, to approximately $94.9 million in the first nine months of 1996 from $80.3 million in the first nine months of 1995. This increase was largely attributable to increased sales of higher-end products. Net sales of higher-end 64-bit VRAM and 128-bit products increased 45% to $66.2 million in the first nine months of 1996 from $45.7 million in the first nine months of 1995, representing 69.8% of net sales in the first nine months of 1996 compared to 56.9% of net sales in the first nine months of 1995. Sales to OEMs increased 58%, to approximately $63.4 million in the first nine months of 1996 from $39.9 million in the first nine months of 1995, representing 66.8% of net sales in the first nine months of 1996 compared to 49.7% in the first nine months of 1995. The increase in OEM sales was primarily a result of increased sales to Dell and Unisys and the addition of Micron as OEM customers. Sales to Dell represented 51.0% of net sales in the first nine months of 1996 compared to 45.0% of net sales in the first nine months of 1995. Net sales to international two-tier distribution customers decreased 26% to $10.5 million in the first nine months of 1996 from $14.1 million in the first nine months of 1995. Net sales to domestic two-tier and retail customers decreased 20% to $20.9 million in the first nine months of 1996 from $26.2 million in the first nine months of 1995. Total international sales increased 5% to $22.6 million in the first nine months of 1996 from $21.6 million in the first nine months of 1995.

   Gross Profit: Gross profit decreased 33%, to approximately $9.7 million in the first nine months of 1996 from approximately $14.4 million in the first nine months of 1995. This decrease was primarily attributable to inventory charges incurred during the second quarter of 1996 that were a result of an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older generation products and lower than expected sales activity of the Company's Macintosh based products. The Company's gross profit margin decreased to 10.2% in the first nine months of 1996 from 17.9% in the first nine months of 1995, principally due to these inventory charges. The remaining decrease in gross profit during the first nine months of 1996 was largely attributable to sales of excess finished goods and use of higher cost component inventories, particularly memory. The Company expects to continue to sell excess finished goods and obsolete inventory during future periods at prices that may negatively impact gross margins.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 32%, to $12.4 million in the first nine months of 1996 from $9.4 million in the first nine months of 1995, primarily as a result of increased expenses related to additional costs associated with increased staffing, the hiring of new key personnel, legal expenses associated with the pending securities litigation and additional advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses increased to 13.1% in the first nine months of 1996 from 11.7% in the first nine months of 1995. The Company currently expects that total selling, general and administrative expenses will continue to increase although not necessarily as a percentage of net sales, primarily as a result of additional infrastructure as well as increased sales and marketing expenses.

   Research and Development Expenses: Research and development expenses increased 95%, to $4.3 million in the first nine months of 1996 from $2.2 million in the first nine months of 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower capitalization of software costs, as well as engineering expenses associated with the completion of chip development and subsequent production launch of the Company's Imagine 128 Series 2 products. During the first nine months of 1996, the Company began the development of its next-generation Imagine 128 Series 3 chip, released to production products based on the Imagine 128 Series 2 chip and its 9FX Reality 332 product based on S3's Virge chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 4.5% in the first nine months of 1996 from 2.7% in the first nine months of 1995.

   Expenses Associated With Settlement With a Subcontractor: During the first nine months of 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. As a percentage of net sales, this settlement was 2.1% of net sales during the first nine months of 1996.

   Interest Expense: Interest expense for the first nine months of 1996 was $675,000 compared to interest expense of $335,000 in the first nine months of 1995. During the first nine months of 1996, the Company had higher average balances outstanding against its revolving line of credit than during the first nine months of 1995; in particular, during the third quarter of 1995 the Company did not have any balances outstanding against its revolving line of credit.

   Other Expense/Income: Other income totaled $338,000 in the first nine months of 1996 compared to other income of $477,000 in the first nine months of 1995. Other income during the first nine months of 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the first nine months of 1995 was primarily attributable to foreign currency gains, as well as cash and cash equivalents during the third quarter of 1995.

   Provision (Benefit) for Income Taxes: The Company currently has approximately $1.9 million of a deferred tax asset and the realization is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable; however, it could be reduced in the near term if management estimates of future taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the majority of the deferred tax asset will be realized. The Company provided a deferred income tax benefit in the amount of $295,000 for the first nine months of 1996. For the nine month period ending September 30, 1995, the Company provided for income taxes of $1.1 million.

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

   The Company is dependent on sole or limited source suppliers for certain key components and in 1995 experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of both DRAM and VRAM components. The Company is actively working with memory component suppliers to secure pricing and volume commitments for future production. However, there can be no assurance that commitments will be secured in sufficient amounts to meet the increasing needs of the Company or at prices that will enable the Company to attain profitability. The Company was involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company has resolved the dispute with this sub-contractor and has paid the sub-contractor, during the second quarter of 1996, approximately $2.0 million.

   The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets can be as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company could experience reductions in sales of older generation products as customers anticipate new product introductions. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

   The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. For example, the Company received confirmation from Dell that it would discontinue buying their entry-level graphics solution from the Company in the subsequent quarter. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's expectations of future sales. For example, during the third quarter of 1996, the Company experienced a shortfall of orders and sales in Europe. As a result, if sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

   Several factors in the development of the Company's business during 1995 and the first nine months of 1996 have had a significant impact on its balance sheet and cash flows. During 1995, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the increased cost of memory components has resulted in lower gross and operating margins, and limited availability has required the use of cash when necessary to secure supplies of memory. During the fourth quarter of 1995 and second quarter of 1996, the Company recorded charges of $8.0 million and $5.7 million, respectively, to cost of sales associated with obsolete and excess inventory. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

   The Company's operating activities provided cash of approximately $8.4 million during the first nine months of 1996, compared to operating activities which used cash of $16.3 million during the first nine months of 1995. During the first nine months of 1996, net decreases in accounts receivable, receivable due from a manufacturing contractor, and inventories provided cash of $7.9 million, $6.4 million and $16.9 million, respectively, which was offset by a decrease of $17.7 million in accounts payable. Decreases in accounts receivable have primarily been attributable to the collection of receivables owed from two-tier and retail distribution sales. As a result, days sales outstanding decreased to 62 days at the end of the third quarter of 1996 from 68 days at the end of the fourth quarter 1995. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At September 28, 1996, the Company's principal sources of liquidity consisted of approximately $12.2 million of cash and cash equivalents and approximately $5.6 million available under its revolving line of credit.

   During the first nine months of 1996, investing activities used cash of approximately $2.1 million for purchases of computer and office equipment and $466,000 for capitalized software development costs compared to $599,000 and $517,000 during the first nine months of 1995, respectively. Financing activities provided cash of approximately $1.1 million during the first nine months of 1996, primarily attributable to balances on the Company's revolving line of credit which increased $666,000 during the first nine months of 1996. During the first nine months of 1995, financing activities provided cash of $22.9 million, attributable to the Company's June 1995 initial public offering. This issuance of Common Stock generated proceeds of approximately $29.5 million, net of underwriting discounts and expenses. The Company used approximately $6.6 million of the net proceeds of the offering to repay all outstanding amounts under its revolving line of credit. The Company began to utilize its revolving line of credit during the fourth quarter of 1995.

   As of September 28, 1996, $9.3 million was outstanding under the Company's revolving credit facility. The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such agreement or has required a waiver from its lender. The Company received such a waiver for violating certain covenants at the conclusion of the third quarter of 1996. There can be no assurance that the Company will not require additional amendments and/or waivers from its lender in the future or, if required, that the lender will grant them, nor can there be any assurance that alternative financing will be available. Management believes that the Company would be able to obtain such a waiver or alternative financing and/or reduce the level of discretionary spending and other expenditures to provide the Company with sufficient liquidity. However, if the line of credit is not available to the Company, or if alternative financing is not available to the Company, the Company's liquidity could be adversely affected.

   The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and available bank debt are sufficient to fund operations at current levels through 1997. However, future growth in sales, for example the addition of another significant OEM customer, and/or continued increases in working capital required by the Company's business could result in the need for the Company to seek additional equity or debt financing. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

PART II.  OTHER INFORMATION:
--------  ------------------


ITEM 1 - LEGAL PROCEEDINGS

     On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda, Stanley W. Bialek and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims maybe made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.


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

   No reports on Form 8-K were filed during the quarterly period ended September 28, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  November 12, 1996       /s/  John Thompson
                              -----------------------------------------------
                              John Thompson
                              President and Chief Operating Officer


Date:  November 12, 1996       /s/  Daniel W. Muehl
                              -----------------------------------------------
                              Daniel W. Muehl
                              Corporate Controller and Acting Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number    Description of Exhibits                                           Page
------    -----------------------                                           ----

 11      Statement Regarding Computation of Net Income (Loss) per Share      20
 27      Financial Data Schedule