Form 10-K
period 1996-12-28
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1997-03-28
CIK 936448

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 (MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1996

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from       to

                        Commission file number: 0-25898

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2821358
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          18 HARTWELL AVENUE                             02173
       LEXINGTON, MASSACHUSETTS                      (ZIP CODE)
      Registrant's telephone number, including area code: (617) 674-0009 (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  [X] Yes   [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of March 3, 1997, was $21,062,562, based on the last sale price as reported by The Nasdaq Stock Market.

  As of March 3, 1997, the registrant had 9,079,848 shares of common stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE


  Certain information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 1997 is incorporated by reference into Part III of this Annual Report on Form 10-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  Number Nine Visual Technology Corporation ("Number Nine" or the "Company") is a leading innovator and supplier of high-performance visual technology solutions, including video/graphics accelerator subsystems, chips and productivity-enhancing software. The Company's products enable desktop personal computers ("PCs") to generate and display the increasingly sophisticated visual content of today's computing environment with greater speed, photorealistic color, high resolution and full-motion video.

  Number Nine provides high-performance visual technology subsystems that render and control the graphic and video images transmitted to desktop PC monitors. The Company's products enable a PC to operate with more color, high resolution, faster screen refresh rates and other features. The Company's primary products are video/graphics accelerator subsystems incorporating its productivity-enhancing software.

  A video/graphics accelerator subsystem consists primarily of an accelerator chip, memory chips, a digital-to-analog converter ("DAC"), and software drivers and utilities. The accelerator chip is the graphics "engine" that enhances speed, image clarity and color by performing functions that would otherwise be executed by the Central Processing Unit ("CPU"). Memory chips, which are available in DRAM, SGRAM and higher- performance VRAM and WRAM configurations, are used to temporarily store graphics information for display. The DAC converts data from the digital format in which it is typically stored in the graphics memory to the analog format required by the display monitor. Software drivers are used to interface the accelerator chip with the CPU and optimize the overall performance of the subsystem. Software utilities, which increase the number and variety of display features, are increasingly being added to accelerator subsystems as end-users seek greater functionality and access to advanced features.

  The Company was incorporated in Connecticut in May 1982, reincorporated as a Massachusetts corporation in January 1987 and reincorporated as a Delaware corporation in December 1994. The Company's executive offices are located at 18 Hartwell Avenue, Lexington, Massachusetts 02173 and its telephone number is
(617) 674-0009.

128-BIT PRODUCTS

  Imagine 128 Accelerator Subsystems. In 1994, the Company began shipping Imagine 128, an accelerator subsystem based on the Company's proprietary 128-bit video/graphics accelerator chip. The Company believes that its Imagine 128 family of products currently represents one of the highest performing video/graphics accelerator technology solutions for desktop PCs. The Company is placing greater emphasis on continuing to develop, market and sell its proprietary 128-bit based products compared to its merchant-based products. There can be no assurance that the Company will complete development of such products or that if it does it will successfully manufacture and market such products.

  The performance capabilities of Imagine 128 make it well suited for a variety of high-end video/graphics applications. Imagine 128 is targeted to business, home and professional users preferring sophisticated levels of interactivity and graphics for applications such as desktop publishing, imaging, pre-press, digital video editing, 3-D visualization and CAD.

  The Imagine 128 architecture couples a 128-bit graphics engine with a 128-bit data path between the chip and the graphics memory. This architecture allows the graphics engine to receive and process twice as much information per clock cycle as 64-bit accelerator chips. In addition, Imagine 128 interfaces with the host PC through a 32-bit register structure that directly matches 32-bit operating systems such as Windows 95, Windows NT 32-bit CPUs such as the Pentium, 64-bit CPUs such as Alpha, and 32-bit buses such as PCI. The first generation of the Company's 128-bit accelerator subsystems is expected to be discontinued in 1997.

  Second Generation Imagine 128 Products. In 1996, the Company began volume production of a second generation of 128-bit video/graphics products based on enhancements to the Imagine 128 architecture. The second generation Imagine 128 chip was designed to provide faster performance and new graphics capabilities, including 3-D drawing functions such as Gouraud-shaded and texture-mapped triangles with Z buffering, as well as color space conversion and interpolated stretch BLT to allow improved quality video playback. These capabilities are designed to support the 3-D and video standards defined in Windows 95 and Windows NT. In addition, the Company offers both VRAM and DRAM configurations, enabling it to market Imagine 128 technology at more price points to a broader range of users. While the Company expects that the second generation Imagine 128 will continue to provide revenue during 1997, there can be no assurance that the Company will be successful in continuing to manufacture and market these products. The competition for Imagine 128 Series 2 has increased, as a result the Company has become increasingly dependent on completing its third generation 128-bit products.

  Third Generation 128-bit Products. The Company is currently completing development of the third generation of 128-bit video/graphics products based on enhancements of the Imagine 128 and Imagine 128 Series 2 architecture. The third generation Imagine 128 chip is being designed to provide faster 2-D and 3-D capabilities, including texture mapping for high-end entertainment and advanced memory support. In addition, the Company plans to offer both SGRAM and WRAM configurations of its third generation 128-bit products. The Company currently expects shipments to begin in 1997. The Company believes that successful completion of the third generation 128-bit products will be an important element for short-term success for the Company. There can be no assurance that the Company will be successful in completing developing, manufacturing and marketing its third generation 128-bit technology.

  Fourth Generation 128-bit Products. The Company is beginning design of the fourth generation of 128-bit video/graphics products based on enhancements of its third generation 128-bit technology. The fourth generation 128-bit chip is being designed to provide faster performance and enhanced 2-D and 3-D capabilities, including texture mapping for high-end entertainment, an internal RAMDAC and advanced memory support. There can be no assurance that the Company will successfully complete the design effort of its fourth generation of its 128-bit technology.

  Imagine 128 Accelerator Subsystems for the PowerMacintosh. In addition to Imagine 128 products for the PC, during 1995, the Company introduced Imagine 128 accelerator subsystems for the PCI-based Apple PowerMacintosh and corresponding PowerMacintosh "clones." Imagine 128 for PowerMacintosh utilizes the Company's proprietary Imagine 128 accelerator chip as a video/graphics engine. This product (with the PCI bus) interfaces with the PowerMacintosh through the MAC O/S 32-bit operating system. Imagine 128 for PowerMacintosh is designed for users of graphics and video-intensive applications, such as Mac-based color, pre-press, desktop publishing and other applications requiring photorealistic true color at high resolutions. During 1996, the Company had limited experience marketing this product and the Imagine 128 for PowerMacintosh was less successful than the Company originally anticipated despite the Company's marketing efforts. The Company intends to continue to market and sell products for the PowerMacintosh with its second generation Imagine 128 chip. However, there can be no assurance that the Company will be successful in marketing its second generation Imagine 128 for PowerMacintosh.

  Imagine 128 Accelerator Chips. In addition to accelerator subsystems, the Company expects that there will be increasing opportunities to sell Imagine 128 technology as a chip-level product to selected OEMs and to developers of non-PC, graphics-intensive embedded applications such as medical imaging and 3-D simulation. Number Nine believes that in addition to its performance advantages, Imagine 128's 32-bit programming interface will facilitate such customers' product designs. The Company has achieved chip-level design wins from a manufacturer of medical imaging devices, a company developing a RISC workstation and a manufacturer of Power Macintosh accelerator subsystems, although sales to date have been minimal. There can be no assurance that the Company will be successful in marketing its Imagine 128 accelerator chips.

64-BIT AND 32-BIT PRODUCTS

  The Company presently offers two families of 64-bit accelerator subsystems, the 9FX line introduced in 1995 and the prior generation GXE64 line. The Company utilizes merchant accelerator chips for its 64-bit products, which provide high performance across a broad range of functionality and price points. Number Nine differentiates all of its 64-bit products through one or more of the following: custom board design, which permits easier installation; incorporation of proprietary software drivers, which can increase board speed and compatibility with the PC operating system; and inclusion of the HawkEye utilities suite, which provides increased functionality.

  The Company's 64-bit VRAM products are targeted to users of sophisticated applications such as desktop publishing, CAD, document imaging and graphics design. These high-end products are expected to appeal to the multimedia PC market, where business and home users are increasingly utilizing CD-ROM educational and entertainment applications integrating full-motion video, or displaying photorealistic images from input devices such as color scanners. The Company's 64-bit DRAM products are marketed to users of less demanding applications such as Windows personal productivity applications and games, and are targeted at cost-conscious users who do not require high-resolution, true-color capability.

  The market for products utilizing merchant accelerator chips can be characterized as more competitive than the high-end market. The Company has experienced significant competition in this market with efforts by competitors to secure market share and volume. Additionally, since the Company does not assemble its products, the cost of its products may be higher than similar competitive products, which results in lower gross margin. As a result, some of the products that the Company has developed have been less successful than the Company originally anticipated. The Company is continuing to evaluate the market opportunity that exists with merchant chip technology and may at times decide to manufacture and market these types of products. There can be no assurance that the Company will develop such products or that if it does it will successfully manufacture and market such products.

  9FX Accelerator Subsystems. The Company's most recently introduced 64-bit products comprise the 9FX family. The Motion 771 and Motion 331 feature video acceleration and interpolation to provide full-screen, full-motion video with minimal loss of color quality and motion continuity. The Vision 330 is a lower-cost, integrated solution that offers graphics acceleration and basic video playback, constituting Number Nine's entry- level 64-bit product. During 1996, the Company introduced the Reality 332 and Reality 772, products based on the S3 accelerator chip, Virge and VirgeVX, respectively. The Reality 332 and Reality 772 are designed to provide enhanced 3-D capabilities for games and CAD applications, Windows acceleration and video playback. All existing 9FX products are anticipated to be discontinued by end of 1997. The Company will evaluate additional merchant chip technology and may provide additional 9FX products if the Company believes it can be successful with them.

  GXE64 and GXE Accelerator Subsystems. The Company's GXE64 product family was launched in 1994. Although the GXE64 product line represented a substantial portion of the Company's net sales in 1994, sales of the GXE64 line decreased during 1995 as sales of more advanced 9FX products increased. The Company discontinued the GXE64 product line in 1996. The Company's 32-bit GXE family was launched in 1992. Sales of 32-bit products declined steadily as 64-bit products gained market acceptance, and the Company's 32-bit products were discontinued during 1996.

SOFTWARE

  The Company believes that in-house software expertise is essential to providing reliable, high performance visual technology solutions. The Company has committed substantial resources to the development and continued enhancement of software drivers and utilities for both its proprietary and merchant- based accelerators. The Company believes its in-house development of hardware and software give it a number of competitive advantages, including the ability to bring products to market faster, produce better integrated software and hardware designs, add value to its subsystems based on merchant accelerators, ensure product quality, provide timely updates and continue to enhance the performance and ease of use of the Company's products. The Company believes that much of the market acceptance of its products to date has resulted from the quality of its software drivers and productivity-enhancing software utilities which differentiate its entire product line.

  Software Drivers. Software drivers are programs that control the execution of graphics commands and the interaction between the CPU and the accelerator chip. Software drivers analyze complex graphics commands received from the operating system, reduce them to simpler segments and pass them to the accelerator chip for execution. The effective management and synchronization of these processes can significantly influence the speed and reliability of overall graphics performance.

  Number Nine's software drivers are tailored to maximize the specific capabilities of the graphics accelerator chip used in each of the Company's graphics subsystems and to interact with a variety of operating systems, such as Windows95 and Windows NT. The Company believes that its experience in software development, including its many years of custom software design for graphics coprocessors and its experience with S3 graphics accelerators and the proprietary Imagine 128 chip, can provide Number Nine a competitive advantage in terms of the speed and reliability of its drivers.

  Software Utilities. Number Nine's HawkEye software utilities provide an end-user with easy-to-use tools that control numerous graphics display features in the Windows environment. HawkEye was introduced in 1992 and is included with every accelerator subsystem produced by the Company. HawkEye95 was introduced in 1995, providing an upgrade to support the Windows95 32-bit operating system environment. The Company believes the common user interface provided by HawkEye makes Number Nine's products attractive to customers seeking consistency across a broad range of products.

CUSTOMERS AND DISTRIBUTION CHANNELS

  The Company's customers are comprised of strategic original equipment manufacturers ("OEMs") such as Dell Computer Corp. ("Dell"), Micron Electronics, Inc. ("Micron"), Digital Equipment Corporation, Hitachi, Ltd. and Unisys Corp.; national and international distributors such as Ingram Micro, Inc., Merisel, Inc., Tech Data Corporation, DIA Semicon Systems Inc. and Macrotron AG; and retailers such as CompUSA Corporation and Best Buy Co., Inc. In addition, Number Nine sells through system integrators such as Electronic Data Systems Corporation and PRC, Inc., and mail order sellers such as PC Connection, Inc. and Publisher's Toolbox Inc. The Company's principal channels of distribution are described below.

  Strategic OEM Customers. OEMs purchase the Company's video/graphics subsystems and integrate them into complete PC systems. The Company's OEM sales have grown significantly, to $80.9 million, or 68.3% of net sales in 1996, from $61.7 million, or 52.8% of net sales in 1995 and $43.9 million, or 66.3% of net sales in 1994. Dell, the Company's largest OEM customer, accounted for $62.7 million or 52.9% of the Company's net sales in 1996 and approximately $55.2 million, or 47.3% of net sales in 1995. The Company expects a substantial portion of its future sales to remain concentrated with key OEM customers, including Dell. There can be no assurance, however, that the Company will be successful in retaining Dell as an OEM customer or broadening its OEM customer base.

  OEM sales are an important element of the Company's sales strategy, offering the Company several significant benefits. Because OEMs continually seek to develop new systems at the forefront of evolving technology, they provide Number Nine with insight into emerging user needs. In addition, the high unit volumes generated by OEM sales reduce the Company's unit production costs, enabling it to compete more aggressively in other channels. OEMs typically expend significant advertising resources to sell systems, and they absorb a substantial portion of post-sale support costs related to the products they purchase. The Company's 128-bit Imagine technology allows OEMs to differentiate their systems by offering what the Company believes is the highest performance video/graphics accelerator technology available in the desktop PC market today. In addition, Number Nine believes that its ability to provide a broad product line can allow OEMs to streamline procurement of an array of products at several price points to meet their needs. Finally, the Company's HawkEye utilities software offers OEMs a common user interface and functionality across its product line.

  Two-Tier and Retail Distribution. Worldwide sales to customers in the two-tier and retail distribution channel accounted for approximately 31.7% of net sales in 1996 and 47.2% of net sales in 1995. Two-tier distributors purchase the Company's retail-packaged products in quantity and market them to value added resellers ("VARs"), system integrators and retailers for final sale to end-users. Certain of these volume customers purchase products directly from the Company rather than from two-tier distributors.

  During 1996, the Company experienced a decline in net sales in the two-tier and retail distribution channel as a result of a shift in emphasis to expanding its business with OEM customers, as well as an emphasis towards the Company's higher-end proprietary 128-bit based products. During 1995, the Company placed an emphasis on expanding the two-tier and retail distribution channel primarily through increased focus on retailers who would purchase the Company's products through distributors. The Company experienced increased sales and marketing expense in connection with its efforts to expand this business. The Company is evaluating this market and is increasing its emphasis on expanding the VAR and system integrator segments, although the Company expects to continue to market and sell its products to certain retailers. There can be no assurance that the Company will be successful in marketing and selling its products into these market segments.

  The Company has distribution agreements with all of its principal distributors. As is typical in the PC industry, the Company allows its distributors to return inventory to the Company for credit against other purchases on negotiated terms. While the Company has historically been able to resell a large percentage of returned products to other retail distribution customers, there can be no assurance that it will always be able to do so. In addition, the Company's agreements with its distributors typically contain price protection clauses pursuant to which the Company grants credits if it reduces current selling prices on products previously purchased by the distributor. Sales to distributors are made pursuant to specific purchase orders, which are cancelable without significant penalties.

  International Distribution. International sales include sales to both OEMs and two-tier and retail distributors. International sales accounted for 25.5%, 29.5%, and 29.6% of net sales in 1996, 1995 and 1994, respectively. As part of its strategy to build international sales, the Company seeks to hire local sales and support personnel and to provide local versions of its products and related documentation, and maintains a European sales operation with full-time sales and support employees in Germany, England and Spain. During 1996, the Company's net sales to its two-tier and retail distributors, primarily in Europe, were less than anticipated. As a result, the Company replaced certain sales employees during 1996 and the beginning of 1997. The Company expects that these changes, can result in increased sales to its international two-tier and retail distributors during 1997. There can be no assurance that the Company will be successful with these efforts. In addition, the Company has established a sales and support operation in Japan. International sales are subject to risks, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, tariffs and other barriers and restrictions, difficulties in staffing and managing foreign sales operations, potentially adverse tax consequences, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The Company currently denominates all its sales in U.S. dollars but may in the future denominate its sales in local currencies and become subject to risks associated with fluctuations in currency exchange rates. The Company has experienced no material difficulties to date as a result of these factors.

MARKETING AND SALES

  As part of the Company's strategy to diversify its distribution channels and expand retail sales, in 1995 and 1996, the Company continued its marketing efforts to build brand awareness and gain retail shelf space. The Company's marketing program included consumer-oriented product packaging, point-of-sale displays and demonstrations, and direct mail and marketing to resellers and end-users. These marketing efforts focused on the Company's 9FX and Imagine 128 product lines. Number Nine believes that its investment in promoting greater brand awareness among end-users may make its products more attractive to OEMs. However, the marketing effort to gain retail shelf space was less successful than the Company had anticipated. As a result the Company is placing greater marketing effort on expanding its emphasis of the VAR and system integrator market. The Company believes that brand awareness is as important with these customers as it is with OEMs.

  The Company has organized its sales force into three specialized groups concentrating on Number Nine's major sales opportunities. The strategic OEM sales team is actively pursuing additional major accounts as well as developing new opportunities with current OEM customers. The Company's two-tier and retail distribution sales group services national distributors, implements the Company's retail sales program and responds to incoming sales inquiries. Number Nine's international sales force is comprised of regionally-based personnel who develop and service both OEM and distributor accounts in specific international markets.

CUSTOMER SUPPORT

  The Company employs a full-time and part-time staff of 20 technical support representatives. The Company provides its customers with a range of technical support services. In addition to phone support, customers and prospective customers may access a 24-hour electronic bulletin board service, electronic mail ("e-mail"), and the internet, for distribution of updated driver and BIOS software and other product information. However, the Company's customer service and technical support staff is currently unable to respond to some requests from customers on a timely basis, and there can be no assurance that the Company will be able to recruit, train and retain sufficient additional customer service employees to improve its service and keep pace with customer needs.

  The Company generally offers end-users a five-year warranty on its products. The Company has experienced no warranty claims or liabilities to date which, individually or in the aggregate, management believes have had a material adverse effect on the Company's operating results. There can be no assurance, however, that future warranty claims or liabilities will not have a material adverse effect on future operating results.

PRODUCT DEVELOPMENT AND ENGINEERING

  Since its founding in 1982, the Company has sought to establish a reputation for introducing industry- leading graphics technology. In 1983, the Company introduced what it believes to be the industry's first 1024 x 768 resolution graphics board; in 1984, the first 256-color capability graphics board; and in 1985, the first true color (16.7 million colors) graphics board. In November 1993, the Company's first PC graphics accelerator product, the GXE 4 MB VRAM board configured with HawkEye, won PC Computing magazine's "MVP" award for all graphics products. At the COMDEX show in Spring 1994, the Company introduced its proprietary Imagine 128 chip, the first 128-bit video/graphics accelerator, which won Byte magazine's "Best of Show" award for all peripherals. At the COMDEX shows in Fall 1995 and Fall 1996, the Company's products were named an "MVP Finalist" by PC Computing. Both generations of the Company's Imagine 128 were included in the Best Video/Graphic accelerator category at these shows. Most recently, Number Nine received New Media Magazine's "Hyper" award for "Best Video/Graphics Accelerator Card" for 1996 with its second generation Imagine 128. Number Nine believes that continued innovation and leadership in product development will be critical to any future success of the Company.

  The Company employs 52 engineers, including hardware engineers with significant expertise in ASIC design and development of graphics products for the PC and workstation industry, software engineers with significant experience in Microsoft Windows applications, display driver development, BIOS and multimedia, and quality assurance engineers. The Company believes its in-house hardware and software development capabilities give it a number of competitive advantages, including the ability to bring products to market faster, produce better integrated software and hardware designs, ensure product quality, provide timely updates and continue to enhance the performance and ease of use of the Company's products. At times, the Company utilizes outside contractors to assist with software development and testing, particularly for non-core applications.

  The Company uses an automated design environment incorporating advanced workstations, system simulation with hardware and software modeling, and a high-level design description language to define, develop and deliver new and enhanced products rapidly. The Company considers its CAD and engineering capabilities to be important to its future success. Although the Company rigorously tests its hardware and software products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. The Company has not experienced any material errors to date, but the occurrence of any such errors could have a material adverse effect on the Company's delivery schedules and operating results.

  Current development efforts are focused on delivering broader driver support and enhanced versions of the Company's proprietary products, including third and fourth generations of its proprietary 128-bit graphics technology (Imagine
128) and the next generation of its HawkEye utilities suite. Imagine 128 provides an extendible architecture from which subsequent generations of products are being developed by the Company. In addition, hardware and software development is underway on upgraded products using merchant accelerator chips. There can be no assurance that the Company will be successful in continuing to develop subsystem, chip and software products that incorporate new and rapidly evolving video/graphics technologies.

  The Company's engineering, sales and management personnel have developed close collaborative relationships with many of their industry counterparts and have used these relationships to identify market demands and target research and development to meet those demands. During 1996, 1995 and 1994, the Company expensed approximately $5.8 million, $3.0 million and $2.2 million, respectively, for research and development. Additionally, in 1996, 1995 and 1994, the Company capitalized approximately $0.6 million, $0.8 million and $0.5 million, respectively, of software costs related to the development of software products, Hawkeye95 and drivers. The Company expects to further increase its research and development spending on new and emerging visual technology solutions.

COMPETITION

  The market for the Company's products is highly competitive. The Company believes that its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new video/graphics and PC standards, customer support, and industry and general economic trends. Number Nine seeks to compete by offering products emphasizing high performance and quality and with a continuing commitment to product improvements and new product introductions and the ability to provide broad product line where demand justifies it.

  The Company's principal competitors include ATI Technologies, Inc., Diamond Multimedia Systems, Inc., Matrox Electronic Systems, Inc. and STB Systems, Inc. Each of these named competitors have graphics accelerator products that are marketed in competition with the Company's 64- and 128-bit graphics accelerator products. Numerous competitors, particularly in higher-volume, lower-priced product categories, compete primarily on the basis of price, which may result in reduced sales and/or lower margins for the Company's products. In addition, many companies compete on the basis of their integrated circuit design capabilities, by supplying accelerator chips on a merchant basis, by producing board-level products, by integrating the accelerator chip that will be placed directly on the CPU motherboard. Several of the Company's board-level competitors, as well as various independent software developers, produce software utilities offering features comparable to HawkEye95. Future enhancements to such competing software products that are not matched by the Company, or the inclusion of comparable features in future versions of the Windows operating system, could diminish the relative attractiveness of the Company's HawkEye95 utilities software. In addition, the Company may in the future experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products. The Company's current and prospective competitors include many companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

MANUFACTURING AND SUPPLIERS

  Most manufacturing, assembly, product testing and shipping operations are performed for the Company by third parties. This approach allows the Company to avoid the costs of owning and operating dedicated manufacturing facilities and to focus its resources on product design and development, quality assurance, marketing and customer support. The Company's accelerator subsystems are currently manufactured through modified turnkey arrangements or consignment assembly agreements with various subcontractors in North America. In 1996, Number Nine converted a significant portion of its product manufacturing from consignment to turnkey operations. The Company expects to complete the conversion of all of its manufacturing to turnkey operations in 1997 and to benefit from the volume purchasing, materials management, quality control and state-of-the art manufacturing capabilities of turnkey manufacturers. However, there can be no assurance that the Company will be successful in transitioning to turnkey manufacturing or in managing turnkey manufacturing to achieve the efficiencies desired.

  The Company's ability to secure timely manufacture of its products is affected by the availability of certain merchant-supplied and proprietary components. The Company currently purchases certain primary components, such as S3 accelerator chips, from a single supplier and other components, including DACs, from a limited number of sources. There are numerous other components necessary to complete add-in board assemblies, including printed circuit boards, memory chips and commodity components such as capacitors and resistors. While many of these components tend to be readily available from multiple suppliers, the Company has from time to time experienced shortages and/or price fluctuations in the supply of memory and accelerator chips, which has in the past and may in the future result in the inability to fill orders and reduced profit margins. Moreover, on occasion the quality or reliability of early versions of certain components has been unsatisfactory. Future shortages in the availability of acceptable components could require the Company to alter product designs to use alternative components, reduce its production of the related product, experience delays in shipment of its products and/or cancel a product line, any of which could materially adversely affect the Company's business and operating results.

  The Company has subcontracted the fabrication of its Imagine 128 chip designs to LSI Logic Corporation and NEC Corporation. The design and production ramp-up for these foundries could take longer than anticipated, and the Company could experience problems in the reliability and quality of chips produced by the foundries. There can be no assurances that independent foundries will be willing or able to satisfy all of the Company's requirements on a timely basis.

  The Company purchases a variety of components and sub-assemblies from suppliers on a purchase order basis and has no guaranteed supply arrangements. The Company believes that the additional liquidity resulting from its equity offering in 1995 has allowed it to increase the percentage of memory chips and certain other key components that it purchases directly from manufacturers, and thus obtain lower production costs, however, the Company's current inventories and financial position may prevent the Company from attaining these benefits. As a result, the Company from time-to-time purchases a portion of its components other than accelerator chips from distributors or, in the case of memory chips, on the spot market, in both cases paying higher prices than would be paid directly to a manufacturer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

  The Company's products are manufactured to meet its forecast of near-term demand and to maintain minimum inventories of finished goods. Backlog rarely exceeds a recent average month's sales, while standard purchase orders received from customers contain limited or no penalties for rescheduling or cancellation. Accordingly, the Company believes that its backlog at any given point in time is neither a reliable indicator of future sales and earnings nor material to an understanding of the Company's business. However, the absence of significant backlog contributes to unpredictability of the Company's operating results.

PROPRIETARY TECHNOLOGY

  The Company's success depends in part upon its proprietary technology, consisting of both its hardware designs and its software drivers and utilities. The Company currently holds no patents and relies upon copyright, trademark and trade secret laws to protect its proprietary technology. Also, the Company generally enters into non-disclosure agreements with persons to whom it reveals its proprietary information. Although the Company is not aware of the development, distribution or sale of any illegal copies of the Company's hardware or software, any infringements of its copyrights or trademarks, or any violation of its trade secrets, confidentiality procedures or licensing agreements to date, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in its industry will cause other factors, such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, brand recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance and market innovative products, to be more significant in maintaining the Company's competitive position.

  As is typical in its industry, The Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

EMPLOYEES

  At March 3, 1997, the Company employed 149 individuals, of whom 52 were employed in sales, marketing and customer support, 52 in engineering, 17 in operations and 28 in finance and administration. The Company regularly seeks to identify skilled engineering and other potential employee candidates, and has found that competition for personnel in the PC industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel is critical to its ability to execute its business plans. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company leases a 33,450 square foot facility in Lexington, Massachusetts that serves as its headquarters. At present, this facility includes office and development space as well as limited storage and production capacity for the testing of final product. The Company's lease expires in May 1999, and the Company has the option to extend the term for an additional three-year period. The Company believes it currently has adequate space described above and below and will not need to source additional space. However, should the Company need additional space, it believes that there are adequate amounts in the nearby area.

  The Company leases a 34,210 square foot portion of a facility located in Burlington, Massachusetts that serves primarily as its manufacturing and distribution location. At present, this facility includes office, limited storage and production capacity for testing, repairing and packing of limited quantities of final product. The lease pertaining to a portion of the Company's space expires in September 1997.

  The Company leases a 3,000 square foot portion of a facility located in Hudson, New Hampshire that serves as an additional site for research and development. At present, this facility includes office space capacity for designing and developing products. The Company's lease for this space expires in January 1998.

  The Company leases a 2,594 square foot facility in Unterhaching, Germany that serves as its European sales office. The lease expires in 1998, and the Company has an option to extend the lease for a five-year period. In addition to the main European sales office in Unterhaching, Germany, the Company leases offices suites in Madrid, Spain and Potters Bar, England. These leases expire in November 1997 and October 1997, respectively and the Company has an option to extend the leases on a month-to-month basis. The Company believes it may require additional space as it expands its presence in these markets and believes that there are adequate amounts of space available on terms similar to its existing leases which will meet the Company's requirements in the European market for the foreseeable future.

  The Company also leases an office suite in Tokyo, Japan that serves as its Japanese sales office. The lease expires in March 1997, and the Company has an option to extend the lease on a month-to-month basis. The Company believes it will require additional space as it expands its presence in this market and believes that there are adequate amounts of space available on terms similar to its existing lease which will meet the Company's requirements in the Japanese market for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operation in the normal course of business. Other than the securities litigation discussed below, the Company is currently not a party to any additional legal proceeding the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other that John G. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The Company's Common Stock began trading on The Nasdaq Stock Market on May 26, 1995 under the symbol "NINE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq, since the Common Stock commenced public trading:

                                                                   COMMON STOCK
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
   1995:
   Second Quarter............................................... $ 24.25 $ 15.75
   Third Quarter................................................ $ 25.75 $ 15.75
   Fourth Quarter............................................... $ 17.00 $  7.50
                                                                  COMMON STOCK
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
   1996:
   First Quarter................................................ $  8.75 $  3.88
   Second Quarter............................................... $ 13.00 $  4.75
   Third Quarter................................................ $  8.50 $  5.25
   Fourth Quarter............................................... $  8.25 $  4.50

  On March 3, 1997, the last sale price of the Common Stock was $5.125.

STOCKHOLDERS

  As of March 3, 1997, there were approximately 104 stockholders of record of the 9,075,348 outstanding shares of Common Stock. The Company believes there are in excess of 10,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

  The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. In addition, the Company's revolving line of credit prohibits the payment of dividends without prior bank approval.

RECENT SALES OF UNREGISTERED SECURITIES

  On November 27, 1996, the Company issued and sold 2,000 shares of Common Stock to one person pursuant to the exercise of an option granted under its 1989 Stock Option Plan. The purchase price paid upon the exercise of this option was $.27 per share. These shares were issued in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data with respect to the Company which has been derived from the consolidated financial statements of the Company for each of the five years in the period ended December 28, 1996. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Form 10-K.

                                                   YEAR ENDED
                                  ------------------------------------------------
                                  DECEMBER  DECEMBER  DECEMBER  DECEMBER  DECEMBER
                                  28, 1996  30, 1995  31, 1994  31, 1993  31, 1992
                                  --------  --------  --------  --------  --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................  $118,525  $116,819  $66,203   $25,525   $17,077
Cost of sales...................   103,357   105,792   54,007    17,491     9,312
                                  --------  --------  -------   -------   -------
Gross profit....................    15,168    11,027   12,196     8,034     7,765
Operating expenses:
  Selling, general and
   administrative...............    15,957    15,487    7,106     5,814     4,509
  Research and development......     5,816     2,991    2,154     1,524     1,217
Settlement with subcontractor...     1,959       --       --        --        --
                                  --------  --------  -------   -------   -------
  Total operating expenses......    23,732    18,478    9,260     7,338     5,726
                                  --------  --------  -------   -------   -------
Income (loss) from operations...    (8,564)   (7,451)   2,936       696     2,039
Other income (expense):
  Interest expense, net.........      (895)     (443)    (383)     (184)       (9)
  Other income, net.............       512       378       37        47        16
                                  --------  --------  -------   -------   -------
Income (loss) before income
 taxes..........................    (8,947)   (7,516)   2,590       559     2,046
Provision (benefit) for income
 taxes..........................      (296)   (2,443)     890       177       640
                                  --------  --------  -------   -------   -------
Net income (loss)...............  $ (8,651) $ (5,073) $ 1,700   $   382   $ 1,406
                                  ========  ========  =======   =======   =======
Net income (loss) per common and
 common equivalent share (1)....  $  (0.96) $  (0.64) $  0.23   $  0.05   $  0.20
                                  ========  ========  =======   =======   =======
Weighted average number of
 common and common equivalent
 shares outstanding (1).........     8,970     7,983    7,428     7,080     7,020
--------
(1) See Note B of Notes to Consolidated Financial Statements.

                                                   YEAR ENDED
                                  ------------------------------------------------
                                  DECEMBER  DECEMBER  DECEMBER  DECEMBER  DECEMBER
                                  28, 1996  30, 1995  31, 1994  31, 1993  31, 1992
                                  --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......  $ 13,895  $  5,235  $ 3,057   $   150   $   354
Working capital.................    22,822    32,505    8,638     1,797     1,399
Total assets....................    43,180    76,031   36,840    11,889     7,535
Total debt, including current
 portion........................     8,567     8,919    6,988     3,358     1,446
Convertible preferred stock.....       --        --     5,597       --        --
Total stockholders' equity......    26,326    34,515    4,397     2,697     2,315

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other parts of this Form 10-K contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed here and included in publicly available filings with the Securities and Exchange Commission, such as this report.

OVERVIEW

  Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator is recognized as one of the highest performance graphics products available to the desktop PC market, and the Company has been shipping its second generation Imagine 128 accelerator based on the Company's proprietary Imagine 128 Series 2 chip. This next-generation accelerator chip was designed to increase 2-D graphics performance while incorporating video acceleration, 3-D graphics and an architecture that enables both VRAM and DRAM frame buffer implementations. The Company is currently in the final stages of development of its third generation proprietary 128-bit graphics accelerator chip technology, which its currently anticipated to begin shipping during 1997. The Company also markets Hawkeye95, an upgraded version of its proprietary display control utilities and driver software suite, which enhances user control over various graphics functions and improves PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including the second generation of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and the Imagine 128 Series 2 8MB H-VRAM, 3-D products targeted at the desktop PC games market, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1997, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

  The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to OEMs, which accounted for 68.3% of net sales in 1996, and 52.8% of net sales during 1995 are particularly susceptible to fluctuations.

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

  The Company has been served notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants the Company, the members of the Board of Directors during the period in question, the former Chief Financial Officer and Treasurer of the Company, and the Selling Shareholders and Managing Underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of the Company's Common Stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interest, costs and fees, allege, among other things, that the Company's Registration Statement and Prospectus in its initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial performance and results of operations and, accordingly, income
(loss).

RESULTS OF OPERATIONS

  The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                      YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 28, DECEMBER 30, DECEMBER 31,
                                            1996         1995         1994
                                        ------------ ------------ ------------
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Net sales..............................    100.0%       100.0%       100.0%
Cost of sales..........................     87.2         90.6         81.6
                                           -----        -----        -----
Gross profit...........................     12.8          9.4         18.4
Operating Expenses:
  Selling, general and administrative..     13.5         13.2         10.7
  Research and development.............      4.9          2.6          3.3
  Settlement with subcontractor........      1.6          --           --
                                           -----        -----        -----
    Total operating expenses...........     20.0         15.8         14.0
                                           -----        -----        -----
Income (loss) from operations..........     (7.2)        (6.4)         4.4
Other income (expense):
  Interest expense.....................     (0.8)        (0.4)        (0.6)
  Other income, net....................      0.5          0.4          0.1
                                           -----        -----        -----
Income (loss) before income taxes......     (7.5)        (6.4)         3.9
Provision for income taxes.............     (0.2)         2.1          1.3
                                           -----        -----        -----
Net income (loss)......................     (7.3)%       (4.3)%        2.6%
                                           =====        =====        =====

FISCAL YEAR ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

  Net Sales: Net sales increased 1%, to approximately $118.5 million in 1996 from $116.8 million in 1995. This increase was largely attributable to increased sales of higher-end products with corresponding declines of the Company's lower-end (entry-level) products. Net sales of higher-end 64-bit VRAM and 128-bit products increased 16% to $82.8 million in 1996 from $71.2 million in 1995, representing 69.9% of net sales in 1996 compared to 61.0% of net sales in 1995. The Company believes that sales of its proprietary-based products will continue to increase as a percentage of net sales during 1997. Sales to OEMs increased 31%, to approximately $80.9 million in 1996 from $61.7 million in 1995, representing 68.3% of net sales in 1996 compared to 52.8% in 1995. The increase in OEM sales was primarily a result of increased sales to Dell, Unisys and Micron. Sales to Dell represented 52.9% of net sales in 1996 compared to 47.3% of net sales in 1995. Net sales to international two-tier distribution customers decreased approximately 43% to approximately $13.3 million in 1996 from $23.2 million in 1995. Net sales to domestic two-tier and retail customers decreased 24% to $24.3 million in 1996 from approximately $32.0 million in 1995. The Company's net sales to its retail customers were less than anticipated in 1996 despite increased marketing efforts. As a result the Company is beginning to focus its marketing and sales efforts in this channel towards VARs and system integrators. Total international sales decreased 12% to $30.2 million in 1996 from $34.5 million in 1995. This decrease was primarily attributable to disappointing sales to European two-tier and retail distribution customers.

  Gross Profit: Gross profit increased 38%, to approximately $15.2 million in 1996 from approximately $11.0 million in 1995. This increase was primarily attributable to smaller inventory charges incurred during the second quarter of 1996 compared to the inventory charge incurred during the fourth quarter of 1995. The 1996 charges, discussed in the overview, were a result of an acceleration of product transitions, deterioration of memory inventory value, pressure on pricing of older generation products and lower than expected sales activity of the Company's Macintosh-based products. The Company's gross profit margin increased to 12.8% in 1996 from 9.4% in 1995, principally due to the smaller inventory charges in 1996 and a product mix shift towards the Company's proprietary-based products, which tend to generate higher gross profit margins than products based on merchant technology. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 3%, to approximately $16.0 million in 1996 from approximately $15.5 million in 1995, primarily as a result of increased expenses related to additional costs associated with increased staffing, the hiring of new key personnel, legal expenses associated with the pending securities litigation and additional advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in 1996 from approximately 13.2% in 1995. The Company currently expects that total selling, general and administrative expenses will continue to increase, although not necessarily as a percentage of net sales, primarily as a result of additional infrastructure, as well as increased sales and marketing expenses.

  Research and Development Expenses: Research and development expenses increased 94%, to $5.8 million in 1996 from approximately $3.0 million in 1995, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower capitalization of software costs, and engineering expenses associated with the completion of chip development and subsequent production launch of the Company's Imagine 128 Series 2 products. During 1996, the Company began the development of its next-generation Imagine 128 Series 3 chip, released to production products based on the Imagine 128 Series 2 chip, 9FX Reality 332, based on S3's Virge chip and 9FX Reality 772, based on S3's VirgeVX chip, and continued development of additional products. As a percentage of net sales, research and development expenses increased to 4.9% in 1996 from 2.6% in 1995. The Company currently expects that total research and development expenses will continue to increase, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

  Expenses Associated With Settlement With a Subcontractor: During the second quarter of 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels.

  Interest Expense: Interest expense increased to $895,000 in 1996 compared to interest expense of $443,000 in 1995. During 1996, the Company had higher average balances outstanding against its revolving line of credit than during 1995; in particular, during the third quarter of 1995 the Company did not have any balances outstanding against its revolving line of credit.

  Other Expense/Income: Other income totaled $512,000 in 1996 compared to other income of $378,000 in 1995. Other income during 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during 1995 was primarily attributable to foreign currency gains, as well as interest earned on cash and cash equivalents during the third quarter of 1995.

  Provision (Benefit) for Income Taxes: During 1996 and 1995, the Company provided income tax benefits of $296,000 and $2.4 million, respectively. The 1996 tax benefit is substantially less than the expected statutory tax rate due to the uncertainty of realizing the benefit from future taxable income.

FISCAL YEAR ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

  Net Sales: Net sales increased 76%, to $116.8 million in 1995 from $66.2 million in 1994. This increase was attributable to increased sales in all channels and to the introduction of new products, including 64-bit and Imagine 128 products. OEM sales increased 41%, to $61.7 million in 1995 from $43.9 million in 1994 and represented 52.8% of net sales in 1995 compared to 66.3% of net sales in 1994. Sales to Dell accounted for approximately 90% of the OEM sales and 47.3% of net sales in 1995 as compared to 56.5% of net sales in 1994. International sales increased 76% to $34.5 million in 1995 from $19.6 million in 1994 representing 29.5% of net sales in 1995 compared to 29.6% of net sales in 1994. Sales of Imagine 128 products, which commenced in the fourth quarter of 1994, totaled $26.9 million during 1995 and represented 23.0% of net sales compared to $5.1 million or 7.7% of net sales in 1994; 64-bit products accounted for 73.3% of net sales during 1995 compared to 64.4% of net sales during 1994; 32-bit and co-processor products declined to 3.8% of net sales during 1995 from 27.9% during 1994. These changes in product mix reflect market transitions to newer generation technology.

  Gross Profit: Gross profit declined 9.8% to $11.0 million in 1995 from $12.2 million in 1994. This decrease was primarily attributable to inventory charges incurred in the fourth quarter of 1995 for obsolete and excess finished goods and components inventory. This inventory related mostly to the Company's VL-bus based products and excess printed circuit boards. The Company's gross profit margin decreased to 9.4% in 1995 from 18.4% in 1994, due primarily to the inventory charges. The remaining decrease in gross profit during 1995 can be attributed to higher component costs as the Company experienced limited availability of, and resulting high costs for, memory components which also affected the Company's gross margin. The impact of these factors more than offset the gross margin benefits of a higher proportion of two-tier and retail distribution sales and sales of Imagine 128 products.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 118% to $15.5 million in 1995 from $7.1 million in 1994, primarily as a result of increased sales and marketing costs to support growth in the Company's two-tier and retail distribution channel sales, including personnel, advertising and channel promotion activities. In addition, the Company increased staffing and related expenses in its customer support and administrative departments, as well as incurred costs related to being a public company. As a percentage of net sales, selling, general and administrative expenses were 13.2% in 1995 compared to 10.7% in 1994 due primarily to the substantial increases in selling, general and administrative expenses related to the growth in the proportion of two-tier and retail sales.

  Research and Development Expenses: Research and development expenses increased 39%, to $3.0 million in 1995 from $2.2 million in 1994, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products. As a percentage of sales, research and development expenses were 2.6% in 1995 compared to 3.3% in 1994, primarily attributable to rapid growth in sales, higher levels of capitalized software development costs resulting from the HawkEye95 and Imagine 128 Series 2 programs in 1995, and constraints on the availability of qualified software engineers, which restricted recruitment of additional staff. The Company capitalized $781,000 of software costs related to the development of software products, HawkEye95 and drivers during 1995, compared to $501,000 during 1994.

  Interest Expense/Income: Interest expense increased to $443,000 in 1995 from $383,000 in 1994. During the second quarter of 1995, the Company used a portion of the proceeds from the Company's June 1995 initial public offering to repay the line of credit. During the fourth quarter of 1995, the Company began to reuse the revolving line of credit.

  Other Expense/Income: Other income was $378,000 in 1995 as compared to $37,000 of other income for 1994, primarily attributable to interest earned on cash and cash equivalents balances since the Company's June 1995 initial public offering.

  Provision for Income Taxes: The Company provided an income tax benefit in the amount of $2.4 million in 1995 which the Company expects to recover from prior tax payments and in future tax returns based on future taxable income. The Company has provided a valuation allowance on future deductibility of compensation expense from the exercise of stock options in the amount of $1.2 million which, upon realization or release of the valuation allowance, will be recorded as a credit to additional paid-in capital.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward- looking statements as a result of various factors, including, but not limited to the following:

  The Company is dependent on sole or limited source suppliers for certain key components and has experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of components, particularly memory chips. The Company is actively working with memory component suppliers to secure pricing and volume commitments for future production. However, there can be no assurance that commitments will be secured in sufficient amounts to meet the increasing needs of the Company or at prices that will enable the Company to attain profitability.

  The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets is often as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company has in the past experienced and could in the future experience reductions in sales of older generation products as customers anticipate new product introductions. For example, the Company is currently completing its development efforts on its third generation proprietary 128-bit video/graphics accelerator chip, while its second generation proprietary 128-bit video/graphics accelerator chip is nearing the end of its product life cycle. The Company's ability to successfully transition its Imagine 128 Series 2 products to its third generation proprietary-based 128-bit products will depend on such factors. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

  The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its entry-level graphics solution from the Company in the fourth quarter of 1996. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's expectations of future sales. As a result, if sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

  The Company's products have historically been based both on merchant and proprietary-based video/graphic accelerator chips. These product lines have each contributed gross profit for the Company during the last few years. However, the Company believes that over the long-term, its proprietary- based products will become an increasingly more important factor in determining success for the Company, and the Company currently anticipates reduced sales of merchant based products. For example, during 1996, the Company's reliance on its proprietary products increased as a percentage of net sales and gross profit throughout 1996. If sales of the Company's proprietary-based products do not meet the Company's expectations or if there are delays in the completion and availability of these proprietary-based products, the Company may have significantly reduced sales, which could have a material adverse effect on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

  Several factors in the development of the Company's business during 1995 and 1996 have had a significant impact on its balance sheet and cash flows. During 1995, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its business, increasing sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. The Company incurred valuation adjustments for inventory during the fourth quarter of 1995 and second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $8.0 million and $5.7 million, respectively. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

  The Company's operating activities provided cash of approximately $11.2 million during 1996, compared to operating activities which used cash of $27.8 million during 1995. During 1996, net decreases in accounts receivable, a receivable due from a manufacturing contractor, and inventories provided cash of approximately $16.7 million, $6.8 million and $17.1 million, respectively, which was offset by a decrease of $24.5 million in accounts payable. Decreases in accounts receivable have primarily been attributable to the collection of receivables owed by two-tier and retail distribution sales. As a result, days sales outstanding decreased to 44 days at the end of the fourth quarter of 1996 from 69 days at the end of the fourth quarter 1995. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At December 28, 1996, the Company's principal sources of liquidity consisted of approximately $13.9 million of cash and cash equivalents and approximately $6.5 million available under its revolving line of credit.

  During 1996, investing activities used cash of approximately $2.4 million for purchases of computer and office equipment and $466,000 for capitalized software development costs compared to $813,000 and $781,000 during 1995, respectively. Financing activities provided cash of $274,000 during 1996. During 1995, financing activities provided cash of $31.6 million, primarily attributable to the Company's June 1995 initial public offering. The initial public offering of Common Stock generated proceeds of approximately $29.7 million, net of underwriting discounts and expenses. The Company used approximately $6.6 million of the net proceeds of the offering to repay all outstanding amounts under its revolving line of credit. The Company began to utilize its revolving line of credit during the fourth quarter of 1995.

  As of December 28, 1996, $8.5 million was outstanding under the Company's revolving credit facility. The Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Agreement or has required a waiver from its lender. The Company received such an amendment revising certain covenants at the conclusion of the third quarter of 1996. There can be no assurance that the Company will not incur significant losses, and therefore will not require additional amendments and/or waivers from its lender in the future or, if required, that the lender will grant them, nor can there be any assurance that alternative financing will be available. Management believes that the Company would be able to obtain such a waiver or alternative financing and/or reduce the level of discretionary spending and other expenditures to provide the Company with sufficient liquidity. However, if the line of credit is not available to the Company, or if alternative financing is not available to the Company, the Company's liquidity could be adversely affected.

  The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and available bank debt are sufficient to fund operations at current levels through the first quarter of 1998. However, future growth in sales, for example the addition of another significant OEM customer, and/or significant losses and/or continued increases in working capital required by the Company's business could result in the need for the Company to seek additional equity or debt financing. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES      NUMBER
    ---------------------------------------------------------------      ------
FINANCIAL STATEMENTS:
Report of Independent Accountants.......................................  F-1
Consolidated Balance Sheets as of December 28, 1996 and December 30,
 1995...................................................................  F-2
Consolidated Statements of Operations for the Fiscal Years Ended
 December 28, 1996, December 30, 1995 and December 31, 1994.............  F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years
 Ended December 28, 1996, December 30, 1995 and December 31, 1994.......  F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended
 December 28, 1996, December 30, 1995 and December 31, 1994.............  F-5
Notes to Consolidated Financial Statements..............................  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the May 15, 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the May 15, 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the May 15, 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the May 15, 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A).The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(A)(1). AND (2)
           See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3) Exhibits

  The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 3.1**      Restated Certificate of Incorporation (3.1)
 3.2*       Restated By-Laws (3.4)
 4.1*       Instruments defining the rights of security holders (See Exhibits 3.1 and 3.2 hereto)
 4.2*       Form of Common Stock Certificate (4.2)
10.1(a)*++  1996 Employee, Director and Consultant Stock Option Plan (10.1)
10.1(b)*+   1994 Employee, Director and Consultant Stock Option Plan (10.1)
10.2*+      1989 Stock Option Plan (10.2)
10.3+++     1995 Employee Stock Purchase Plan, as amended (10.1)
10.4*       Series A Preferred Stock Purchase Agreement, dated as of December 30, 1994, among the registrant and the purchasers named therein (10.4)
10.5*       Stockholders Agreement, dated December 30, 1994, among the Registrant, Andrew Najda,
            Stanley W. Bialek and the investors named therein (10.5)
10.6*       Lease Agreement, dated as of April 1, 1991, as amended, between the Registrant and
            Lexington Management Incorporated (10.6)
10.7(a)*    Loan and Security Agreement, dated December 10, 1992, as amended, between the
            Registrant and Marine Midland Business Loans, Inc. (10.7)
10.7(b)#    Amendment to Loan and Security Agreement, dated December 10, 1992, as amended, between the Registrant and Marine Midland Business Loans, Inc.
10.7(c)     Amendment to Loan and Security Agreement, dated December 10, 1992, as amended, between the Registrant and Marine Midland Business Loans, Inc.
10.8*       Purchase Money Security Agreement, dated as of March 23, 1993, as amended, between the Registrant and TAL Financial Corporation (10.8)
10.9*       Equipment Lease, dated as of June 1, 1994, between the Registrant and TAL Financial
            Corporation (10.9)

10.10*    Intercompany Agreement, dated as of April 1, 1993, between the Registrant and Number
          Nine GmbH (10.10)
10.11*    ASIC Design and Purchase Agreement, dated as of September 7, 1994, by and between the
          Registrant and LSI Logic Corporation (10.11)
10.12*    Master Development and Production Agreement, dated as of January 24, 1995, between the
          Registrant and NEC (10.12)
10.13#+   Severance Agreement, dated February 1, 1996, between the Registrant and Michael P.
          Casey (10.13)
10.14#+   Severance Agreement, dated March 21, 1996, between the Registrant and Kevin M. Hanks
          (10.14)
10.15##+  Severance Agreement, dated April 10, 1996, between the Registrant and Gregory C.
          McHale (10.1)
10.16##+  Employment Letter Agreement, dated May 11, 1996, between the Registrant and John G.
          Thompson (10.2)
10.17##+  Employment Letter Agreement, dated April 25, 1996, between the Registrant and Beverly
          Schultz (10.3)
10.18+    Employment Letter Agreement, dated October 11, 1996, between the Registrant and Michael
          Romanies
10.19+    Employment Letter Agreement, dated November 20, 1996, between the Registrant and Archie
          Miller
11.1      Statement Re Computation of Earnings Per Share
21.1*     Subsidiaries of the Registrant (21.1)
23.1      Consent of Coopers & Lybrand L.L.P.
27.1      Financial Data Schedule

--------
 * Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1 (File No. 33-91002)
** Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995.
 + Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed May 22, 1996.
 ++ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed April 29, 1996.
 # Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1995.
## Peviously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 29, 1996.
 + Management contract or compensatory plan, contract or arrangement.

  Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

ITEM 14(B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 28, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Number Nine Visual Technology Corporation:

  We have audited the accompanying consolidated balance sheets of Number Nine Visual Technology Corporation as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Number Nine Visual Technology Corporation as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

Boston, Massachusetts                     Coopers & Lybrand L.L.P.
March 24, 1997

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER  DECEMBER
                                                            28, 1996  30, 1995
                                                            --------  --------
                                                             (IN THOUSANDS,
                                                              EXCEPT SHARE
                                                                  DATA)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 13,895  $  5,235
  Accounts receivable, trade, net of allowances for
   doubtful accounts of $364 and $878, at December 28, 1996
   and December 30, 1995...................................   11,584    27,646
  Receivables from manufacturing contractors...............    2,324     9,100
  Related party notes receivable...........................      --        164
  Inventories..............................................    9,422    26,493
  Prepaid expenses.........................................      612     2,147
  Deferred tax assets......................................    1,839     2,889
                                                            --------  --------
    Total current assets...................................   39,676    73,674
  Property and equipment, net..............................    2,671     1,166
  Capitalized software costs, net..........................      648       940
  Other assets.............................................      185       251
                                                            --------  --------
    Total assets........................................... $ 43,180  $ 76,031
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit................................. $  8,500  $  8,733
  Current portion of note payable..........................      --         19
  Accounts payable.........................................    5,848    30,365
  Accrued expenses and other current liabilities...........    2,439     1,952
  Current portion of capital lease obligations.............       67       100
                                                            --------  --------
    Total current liabilities..............................   16,854    41,169
  Capital lease obligations................................      --         67
  Deferred taxes...........................................      --        280
  Commitments and contingencies (Note I)...................      --        --
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 5,000,000 shares
   authorized; no shares issued or outstanding.............      --        --
  Common Stock, $.01 par value; 20,000,000 shares
   authorized; 9,053,256 shares issued and outstanding at
   December 28, 1996; 8,757,781 shares issued and
   outstanding at December 30, 1995........................       91        88
  Additional paid-in capital...............................   35,760    35,301
  Accumulated deficit......................................   (9,525)     (874)
                                                            --------  --------
  Total stockholders' equity...............................   26,326    34,515
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 43,180  $ 76,031
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FISCAL YEAR ENDED
                                                  ----------------------------
                                                  DECEMBER  DECEMBER  DECEMBER
                                                  28, 1996  30, 1995  31, 1994
                                                  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
Net sales........................................ $118,525  $116,819  $66,203
Cost of sales....................................  103,357   105,792   54,007
                                                  --------  --------  -------
Gross profit.....................................   15,168    11,027   12,196
Operating expenses:
  Selling, general, and administrative...........   15,957    15,487    7,106
  Research and development.......................    5,816     2,991    2,154
  Settlement with subcontractor..................    1,959       --       --
                                                  --------  --------  -------
    Total operating expenses.....................   23,732    18,478    9,260
                                                  --------  --------  -------
Income (loss) from operations....................   (8,564)   (7,451)   2,936
Other income:
  Interest expense...............................     (895)     (443)    (383)
  Other income, net..............................      512       378       37
                                                  --------  --------  -------
Income (loss) before income taxes................   (8,947)   (7,516)   2,590
Provision (benefit) for income taxes.............     (296)   (2,443)     890
                                                  --------  --------  -------
Net income (loss)................................   (8,651)   (5,073)   1,700
                                                  ========  ========  =======
Net income (loss) per common and common
 equivalent share................................ $  (0.96) $  (0.64) $  0.23
                                                  ========  ========  =======
Weighted average number of common and common
 equivalent shares outstanding...................    8,970     7,983    7,428
                                                  ========  ========  =======



   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE FISCAL YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER
                                    28, 1996

                         COMMON STOCK        COMMON STOCK                                       RETAINED
                           CLASS A             CLASS B            COMMON STOCK     ADDITIONAL   EARNINGS       TOTAL
                       ----------------- --------------------- -------------------  PAID-IN   (ACCUMULATED STOCKHOLDERS'
                       SHARES  PAR VALUE   SHARES    PAR VALUE  SHARES   PAR VALUE  CAPITAL     DEFICIT)      EQUITY
                       ------  --------- ----------  --------- --------- --------- ---------- ------------ -------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December
 31, 1993............   1,600    $--      5,488,000    $ 55                         $    143    $ 2,499      $  2,697
Net income...........                                                                             1,700         1,700
                       ------    ----    ----------    ----    ---------   ----     --------    -------      --------
Balance at December
 31, 1994............   1,600     --      5,488,000      55                              143      4,199         4,397
Conversion of Class A
 and Class B Common
 Stock into Common
 Stock...............  (1,600)    --     (5,488,000)    (55)   5,489,600   $ 55
Issuance of common
 stock net of
 issuance costs of
 $3,283..............                                          2,197,509     22       29,658                   29,680
Conversion of Series
 A redeemable
 preferred stock into
 Common Stock........                                            814,112      8        5,484                    5,492
Exercise of stock
 options.............                                            256,560      3           16                       19
Net loss.............                                                                            (5,073)       (5,073)
                       ------    ----    ----------    ----    ---------   ----     --------    -------      --------
Balance at December
 30, 1995............     --     $--            --     $--     8,757,781   $ 88     $ 35,301    $  (874)     $ 34,515
                       ------    ----    ----------    ----    ---------   ----     --------    -------      --------
Exercise of stock
 options.............                                            295,475      3          459                      462
Net loss.............                                                                            (8,651)       (8,651)
                       ------    ----    ----------    ----    ---------   ----     --------    -------      --------
Balance at December
 28, 1996............     --     $--            --     $--     9,053,256   $ 91     $ 35,760    $(9,525)     $ 26,326
                       ======    ====    ==========    ====    =========   ====     ========    =======      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FISCAL YEAR ENDED
                                                  ----------------------------
                                                  DECEMBER  DECEMBER  DECEMBER
                                                  28, 1996  30, 1995  31, 1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).............................. $ (8,651) $ (5,073) $  1,700
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization................      875       572       356
    Amortization of capitalized software costs...      758       392       242
    Provision for doubtful accounts..............      167     1,047       141
    Deferred taxes...............................      770    (2,485)      (66)
    Change in operating assets and liabilities:
      Accounts receivable........................   15,895   (15,177)   (7,529)
      Receivable due from manufacturing
       contractors...............................    6,776    (9,100)      --
      Inventories................................   17,071    (8,832)  (13,646)
      Prepaids and other assets..................    1,601    (1,874)      (18)
      Accounts payable...........................  (24,517)   11,840    13,493
      Accrued expenses and other current
       liabilities...............................      487     1,013       315
      Income taxes payable.......................      --       (147)      119
                                                  --------  --------  --------
        Net cash provided by (used for) operating
         activities..............................   11,232   (27,824)   (4,893)
Cash flows used for investing activities:
  Purchase of property and equipment.............   (2,380)     (813)     (307)
  Capitalized software costs.....................     (466)     (781)     (501)
                                                  --------  --------  --------
        Net cash used for investing activities...   (2,846)   (1,594)     (808)
Cash flows provided by financing activities:
  Proceeds from issuance of convertible
   promissory notes..............................      --        --      6,000
  Payments of issuance costs on Series A
   Preferred Stock...............................      --       (105)     (403)
  Proceeds from issuance of common stock, net of
   issuance costs................................      --     29,680       --
  Proceeds from exercise of common stock
   options.......................................      462        19       --
  Advances (payments) on revolving line of
   credit, net...................................     (233)    2,132     3,525
  Payment of deferred financing fees.............      --        --       (114)
  Principal payments on note payable.............      (19)     (104)     (116)
  Principal payments on capital lease
   obligations...................................     (100)      (97)      (49)
  Proceeds (payments) on related party notes
   receivable, net...............................      164        71      (235)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................      274    31,596     8,608
Net change in cash and cash equivalents..........    8,660     2,178     2,907
Cash and cash equivalents, beginning of period...    5,235     3,057       150
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 13,895  $  5,235  $  3,057
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $     86  $    373  $    345
  Income taxes paid.............................. $    --   $  1,731  $    837
Supplemental disclosures of non-cash financing
 transactions:
  Equipment acquired under capital lease
   obligations................................... $    --   $    --   $    270
  Conversion of Series A 7% promissory notes to
   Series A Preferred Stock...................... $    --   $  5,597  $    --
  Conversion of Class A voting and Class B non-
   voting Common Stock to Common Stock........... $    --   $    198  $    --

   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The Notes to Condensed Consolidated Financial Statements and other parts of this Form 10-K contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in publicly available filings with the Securities and Exchange Commission, such as this report.

A. NATURE OF OPERATIONS:

  Number Nine Visual Technology Corporation (the "Company") is an innovative supplier of high-performance visual technology solutions, including video/graphics accelerator subsystems, chips and productivity-enhancing software for desktop personal computers. The Company operates in a single industry segment.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation and Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its foreign sales corporation, and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

 Use of Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The financial statements of the Company's German subsidiary, where the US dollar is the functional currency, are translated using exchange rates in effect at the end of the period for monetary assets and liabilities while non-monetary items are translated at historical exchange rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation and cost of sales which are translated at historical rates. Transaction gains and losses are recognized in the consolidated statements of operations in the period of occurrence. For 1996, 1995 and 1994 transaction gains and losses were immaterial.

 Revenue Recognition

  The Company recognizes revenue from product sales upon shipment. The Company offers its customers a limited warranty for a period of typically one to three years for each original equipment manufacturer ("OEM") and five years for distributors. Costs associated with the warranty program are accrued when revenue is recognized and are determined on the basis of estimated future costs to fulfill the warranty commitment.

  Stock rotation returns are allowed to distributors once every three months and are generally limited to 10% of products purchased during the preceding six month period provided an equivalent dollar amount of the other products is purchased at the time of the return. Also, under the terms of the distributor agreements, in the event the Company reduces its selling prices, the distributors receive price protection credit for the difference between the original purchase price of product remaining in their inventories and the Company's reduced price for such

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION products provided they were purchased during the preceding ninety days. The Company records sales and cost of sales, net of estimated stock rotation returns and price adjustments. These estimates are calculated using
(i) inventory reporting from distributors, (ii) historical rates of return and
(iii) the effect of new product introductions, transitions and price adjustments. The Company also monitors in-channel inventory and will not recognize revenue if a distributor's inventory exceeds near term anticipated usage, generally less than six weeks. Actual stock rotation returns and price adjustments could exceed these estimates and impact future results of operations and cash flows.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those with maturities between 90 and 365 days to be short-term investments. Cash equivalents are carried at amortized cost plus accrued interest, which approximates fair value, and consist primarily of money market accounts.

 Inventories

  Inventories are stated at the lower of cost or market, with cost determined using standard costs, which approximates the first-in, first-out method. Provision for estimated excess and obsolete inventories are accrued on a quarterly basis. In providing for excess and obsolete inventories, the Company considers the effects of planned new product introductions, anticipated stock rotations and sales activity.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

   Machinery and equipment................... 3-5 years
   Furniture and fixtures.................... 3-5 years
                                              Shorter of lease term or estimated
   Leasehold improvement..................... useful life

  Major additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

 Deferred Financing Fees

  Deferred financing fees, included in other assets, are stated at cost and amortized on a straight-line basis over the term of the agreement.

 Income Taxes

  The Company provides taxes for income based on the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are determined based on the difference between the income tax bases of assets and liabilities and the corresponding financial reporting amounts using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

 Research and Development and Capitalized Software Costs

  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization is based on the greater of (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product. It is reasonably possible that these estimates of anticipated future gross revenues, the remaining estimated economic life of the product or both may be reduced in the near term.

 Concentrations

  Credit Risk

  The Company invests its excess cash primarily in deposits with commercial banks and a financial institution. The Company has not experienced any losses to date on its invested cash.

  Customers

  The Company sells its products to a wide variety of customers including OEMs, distributors and value-added resellers. Sales to OEMs account for a significant portion of the Company's sales. During the years ended December 28, 1996, December 30, 1995 and December 31, 1994, one OEM customer accounted for 52.9%, 47.3%, and 56.5%, respectively, of net sales. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer receivables. The Company maintains reserves for potential credit losses. For the years ended December 28, 1996, December 30, 1995 and December 31, 1994, the Company wrote off receivable balances of approximately $439,000, $315,000, and $87,000, respectively. The carrying amount of trade receivables approximates fair value and any credit losses have been within management's expectations.

  Suppliers

  The Company is dependent on sole or limited source suppliers for certain key components and has experienced limited availability, delays in shipment and unanticipated cost increases related to the supply of memory components.

 New Accounting Pronouncement

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statement in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standard, Earnings per Share ("IAS 33'). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

 Net Income (Loss) Per Common and Common Equivalent Share

  Net income (loss) per common and common equivalent share is computed based upon the weighted average number of common shares, on an as-if-converted basis and common equivalent shares outstanding after certain adjustments described below. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments which include stock options and the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") issued during the twelve month period prior to the initial public offering ("Cheap Stock") which was effective on May 25, 1995, have been included in the calculation as if they were outstanding for all periods. As permitted under SAB No. 83, the common equivalent shares for stock options were determined using the treasury stock method at an assumed initial pubic offering price of $11.00 per share. The Series A Preferred Stock, which is also considered a common stock equivalent, was included pursuant to SAB No. 83 on an as-if-converted basis.

  Fully diluted net income (loss) per common and common equivalent share is not disclosed as it was the same as primary net income (loss) per common and common equivalent share.

C. INVENTORIES:

  Inventories consist of the following (in thousands):

                               DECEMBER 28, DECEMBER 30,
                                   1996         1995
                               ------------ ------------
     Raw materials...........     $2,733      $12,485
     Work in process.........         57       11,418
     Finished goods..........      6,632        2,590
                                  ------      -------
                                  $9,422      $26,493
                                  ======      =======

  The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

  At December 30, 1995 and June 28, 1996, a portion of inventory related to several of the Company's products was identified as in excess of current requirements based on a number of factors such as an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Accordingly, during the fourth quarter of 1995 and second quarter of 1996, the Company wrote off approximately $8.0 and $5.7 million of inventory, respectively related to these products. Management has developed a program to reduce the remaining inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

  At December 28, 1996 and December 30, 1995, the Company had a $2.3 and $9.1 million receivable, respectively, due from a manufacturing contractor, which arose from components sold by the Company at cost to the contractor for assembly into finished goods.

D. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                               DECEMBER 28, DECEMBER 30,
                                   1996         1995
                               ------------ ------------
     Machinery and
      equipment..............     $4,476      $ 2,679
     Furniture and fixtures..        903          490
     Leasehold improvements..        380          210
                                  ------      -------
                                   5,759        3,379
     Less accumulated
      depreciation and
      amortization...........      3,088        2,213
                                  ------      -------
                                  $2,671      $ 1,166
                                  ======      =======

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  Property and equipment included above under capital leases consist of the following (in thousands):

                                                       DECEMBER 28, DECEMBER 30,
                                                           1996         1995
                                                       ------------ ------------
     Machinery and equipment..........................    $ 327        $ 327
     Less accumulated amortization....................      282          189
                                                          -----        -----
      ................................................    $  45        $ 138
                                                          =====        =====

E. DEBT:

 Revolving Line of Credit

  The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

  Pursuant to this agreement, the Company may borrow an amount equal to 75% of qualified accounts receivable (as defined) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.0% as of December 28, 1996) plus 1% or at the Libor Rate (as defined) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement. Also, pursuant to the agreement, the Company had unused letters of credit of approximately $1,150,000 at December 30, 1995. During 1996, the Company had these letters of credit canceled.

  The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such agreement or has required a waiver from its lender. The Company received such an amendment revising certain covenants at the conclusion of the third quarter of 1996. In the event that the Company does not achieve its operating plan and violates its loan covenants, the Company would require a waiver or amendment from its lender or alternative financing. There can be no assurance that the Company will not require additional amendments in the future or, if required, that the lender will grant them, nor can there be any assurance that alternative financing will be available. Management believes that the Company would be able to obtain such a waiver or alternative financing and/or reduce the level of discretionary spending and other expenditures to provide the Company with sufficient liquidity. However, if the line of credit is not available to the Company, or if alternative financing is not available to the Company, the Company's liquidity would be adversely affected.

  The average outstanding borrowings of the revolving line of credit were approximately $9.2 million, $3.7 million and $4.7 million, in 1996, 1995 and 1994, respectively, and the weighted average interest rate was approximately 9.20%, 9.20% and 8.50%, respectively. The carrying amount of the revolving line of credit is a reasonable estimate of the fair value because of its short term maturity.

 Long-Term Debt

  On March 23, 1993, the Company entered into a three-year purchase money security agreement with a finance company in the amount of $334,000 collateralized by machinery and equipment previously purchased. The agreement provided for monthly installments of principal and interest of $12,000 for the initial eighteen

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION monthly installments and $9,000 for the final eighteen monthly installments, at an interest rate of 11.43% per annum, commencing on April 1, 1993 and continuing on the first day of each month thereafter until paid in full. This debt was paid in full during 1996.

F. STOCKHOLDERS' EQUITY:

 Initial Public Offering

  On June 2, 1995, the Company completed its initial public offering ("IPO") and sold an aggregate 2,197,509 shares of Common Stock at $15.00 per share resulting in net proceeds, after deducting underwriting discounts and expenses, of approximately $29,680,000. In addition, upon the effectiveness of the IPO, all issued and outstanding shares of Class A and Class B Common Stock were converted into 5,489,600 shares of Common Stock on a one-for-one basis and the issued and outstanding shares of Series A Preferred Stock were automatically converted into 814,112 shares of Common Stock on a one-for-eight basis in accordance with the underlying agreements.

 Common Stock

  On April 5, 1995, the stockholders approved an 8-for-1 split of the Company's outstanding Common Stock, an increase in the authorized shares of Common Stock to 20,000,000 shares, and an increase in the number of shares available for grant under the 1994 Employee, Director and Consultant Stock Option Plan to 1,400,000 shares. All common and common equivalent shares and per share amounts have been restated to reflect the 8-for-1 stock split.

 Preferred Stock

  On April 5, 1995, the stockholders approved an increase in the number of authorized shares of $.01 par value undesignated Preferred Stock to 5,000,000 shares. The Company, upon terms designated by the Board of Directors, may issue shares of Preferred Stock without stockholder approval.

 Employee Stock Purchase Plan

  On April 3, 1995, the Board of Directors and on April 5, 1995, the stockholders, approved the Company's Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, a maximum of 600,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company who have been employed for at least three months by the Company are eligible to participate in the Purchase Plan, except for persons who are deemed under Section 423(b)(3) of the Internal Revenue Code to own 5% or more of the voting stock of the Company.

 Stock Option Plans

  The 1989 Stock Option Plan

  The provisions of the Company's 1989 Stock Option Plan (the "1989 Stock Plan") provide that options to purchase up to 800,000 shares of Common Stock, may be granted to any eligible employees either in the form of Incentive Stock Options (ISOs) as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options, or both. The option price per share with respect to each option shall not be less than the fair value of the Common Stock at the time the option is granted.

  The 1994 Stock Option Plan

  On July 8, 1994 the Company's Board of Directors and stockholders approved the Employee, Director and Consultant Stock Option Plan (the "1994 Stock Plan"). The 1994 Stock Plan provides that options to purchase

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION up to 1,400,000 shares of Common Stock may be granted to any eligible employees either in the form of ISOs or non-qualified stock options or both. The option price per share with respect to each option shall not be less than the par value of the Common Stock at the time the option is granted.

  The 1996 Stock Option Plan

  On May 14, 1996 the Company's Board of Directors approved the Employee, Director and Consultant Stock Option Plan (the "1996 Stock Plan"). The 1996 Stock Plan provides that options to purchase up to 900,000 shares of Common Stock may be granted to any eligible employees either in the form of ISOs or non-qualified stock options or both. The option price per share with respect to each option shall not be less than the par value of the Common Stock at the time the option is granted.

  Information with respect to the Plans is as follows:

                                                         WEIGHTED
                                                         AVERAGE
                                                         EXERCISE   NUMBER
                                  SHARES    OPTION PRICE  PRICE   EXERCISABLE
                                 ---------  ------------ -------- -----------
   Outstanding at December 31,
    1993........................   522,400  $.27 -  .29   $ .28     360,240
                                 ---------  ------------  -----     -------
     Granted....................   798,136   .81 - 5.63
     Canceled...................   (18,400)  .27 -  .81
                                 ---------  ------------  -----     -------
   Outstanding at December 31,
    1994........................ 1,302,136   .27 - 5.63   $1.02     617,468
                                 ---------  ------------  -----     -------
     Granted....................   425,264  5.63 -15.00
     Exercised..................  (256,560)  .27 -  .81
     Canceled...................   (35,440)  .81 -15.00
                                 ---------  ------------  -----     -------
   Outstanding at December 30,
    1995........................ 1,435,400   .27 -15.00   $4.52     545,490
                                 ---------  ------------  -----     -------
     Granted....................   941,500  5.313- 9.375
     Exercised..................  (295,475)  .27 - 5.63
     Canceled...................  (122,156)  .81 -15.00
                                 ---------  ------------  -----     -------
   Outstanding at December 28,
    1996........................ 1,959,269  $.27 - 9.375  $4.50     626,854
                                 =========  ============  =====     =======

  Prior to the IPO, the exercise price of each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the Class B Common Stock on the date of grant. In reaching this determination at the time of each grant, the Board considered a broad range of factors including: (i) the illiquid nature of an investment in the Company's Class B Common Stock into which options are exercisable; (ii) the non-voting nature of the Class B Common Stock; (iii) the Company's then current and forecasted financial performance and valuations thereof relative to comparable high technology companies; (iv) and the terms of offers to invest and/or actual investments in the Company by independent third parties including price per share, voting rights, rights to elect directors, and liquidation preferences. Subsequent to the IPO, stock options are granted at an exercise price equal to the closing price of the common stock on the date of grant.

  Stock options are exercisable over periods determined by a committee of the Board of Directors at the time the stock option is granted. Most of these options vest 25% on the first anniversary of the date of the grant and an additional 25% on each anniversary thereafter. The options terminate ten years after the grant date, subject to earlier termination in accordance with the 1996, 1994 or 1989 Stock Plans, as appropriate and the applicable option agreement. There were 588,696 options available and 626,854 options exercisable at December 28, 1996.

 Stock Compensation Plans

  At December 28, 1996, the Company has several stock-based compensation plans, which are described above. The Company applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           DECEMBER   DECEMBER
                                                           31, 1996   30, 1995
                                                           ---------  --------
   Net income (loss)
     As reported.......................................... $  (8,651) $ (5,073)
     Pro forma*........................................... $ (10,040) $ (5,201)
   Primary earnings per share
     As reported.......................................... $   (0.96) $  (0.64)
     Pro forma*........................................... $   (1.12) $  (0.65)

--------
* SFAS No. 123 requires pro forma disclosure of the effect of all options granted in fiscal years after December 15, 1994; therefore, there are no pro forma amounts required for 1994. The pro forma effect of the compensation cost determined using the fair value-based method are not indicative of future amounts when the new method will apply to all vested and non-vested awards.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0.0%; expected volatility of 60 percent; weighted average risk-free interest rates of 5.73% and 6.31%; and expected lives of four years. The average fair value of the options granted during 1996 and 1995 is estimated as $3.86 and $5.52, respectively on the date of the grant.

  Fixed Stock Option Plans

  The Company has three fixed option plans. Under the 1989 Employee Stock Option Plan, the Company may grant options to its employees for up to 800,000 shares of common stock. Under the 1994 Employee Stock Option Plan, the Company may grant options to its employees for up to 1.4 million shares of common stock. Under the 1996 Employee Stock Option Plan, the Company may grant options to its employees for up to 900,000 shares of common stock. Under the plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted throughout the year and typically begin vesting at the end of the first year under the Plans.

  The following table summarizes information about fixed stock options outstanding at December 28, 1996:

                    NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
    RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
 EXERCISE PRICES  AT 12/28/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/28/96 EXERCISE PRICE
 ---------------  ----------- ---------------- -------------- ----------- --------------
 $0.27              140,050         3.24           $0.27        140,050       $0.27
 $0.81              318,750         7.51           $0.81        166,430       $0.81
 $2.25              201,600         7.72           $2.25        120,960       $2.25
 $5.32-
 $6.00              833,869         9.51           $5.77         99,414       $5.75
 $6.63-
 $9.38              465,000         9.45           $7.06        100,000       $6.81

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

 Employee Stock Purchase Plan

  Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 600,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld not to exceed a maximum of $25,000 per year to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of the period or end of the period market price. Approximately 33 percent of eligible employees have participated in the Plan in the last year. Under the Plan, the Company sold 21,772 shares in 1996. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0.0%; an expected life of six months for all years; expected volatility of 50 percent; and risk-free interest rates of 5.26%. The weighted-average fair value of those purchase rights granted in 1996 was $1.36.

G. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  On December 30, 1994, the Company issued an aggregate of 101,764 shares of Series A Preferred Stock in conjunction with the conversion of 7% convertible promissory notes previously issued on December 7, 1994 in the original issue amount of $6,000,000. Upon the May 25, 1995 effective date of the Company's IPO, the Series A Preferred Stock converted into 814,112 shares of Common Stock.

H. INCOME TAXES:

  The components of income (loss) before income taxes are as follows:

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 28, DECEMBER 30, DECEMBER 31,
                                            1996         1995         1994
                                        ------------ ------------ ------------
   Domestic............................   $(8,977)     $(7,639)      $2.449
   Foreign.............................        30          123          141
                                          -------      -------       ------
                                          $(8,947)     $(7,516)      $2,590
                                          =======      =======       ======

  The components of the provision (benefit) for income taxes are as follows
(in thousands):

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                          DECEMBER     DECEMBER     DECEMBER
                                          28, 1996     30, 1995     31, 1994
                                        ------------ ------------ ------------
   Current
     Federal...........................   $   --       $   (37)      $  754
     State.............................       --            10          140
     Foreign...........................       --            69           62
                                          -------      -------       ------
                                          $   --       $    42       $  956
                                          =======      =======       ======
   Deferred
     Federal...........................   $  (296)     $(2,018)      $  (59)
     State.............................       --          (467)          (7)
                                          -------      -------       ------
                                          $  (296)     $(2,485)      $  (66)
                                          =======      =======       ======
   Total income tax provision (bene-
    fit)...............................   $  (296)     $(2,443)      $  890
                                          =======      =======       ======

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  The following is a reconciliation between the U.S. federal statutory tax rate and the effective tax rate:

                                                      YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 28, DECEMBER 30, DECEMBER 31,
                                            1996         1995         1994
                                        ------------ ------------ ------------
   U.S. federal statutory tax rate.....    (34.0)%      (34.0)%       34.0 %
   State income taxes, net of federal
    benefit............................      --          (3.9)         3.4
   Foreign sales corporation...........      --           --          (3.7)
   Change in valuation allowance.......     30.2          6.7          --
   Other, net..........................      0.4         (1.3)         0.7
                                           -----        -----         ----
   Effective tax rate..................     (3.4)%      (32.5)%       34.4 %
                                           =====        =====         ====

  The principal components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              YEAR ENDED
                                                       -------------------------
                                                       DECEMBER 28, DECEMBER 30,
                                                           1996         1995
                                                       ------------ ------------
   Deferred tax assets:
     Inventory........................................   $   421      $ 2,872
     Reserve for bad debts............................       138          333
     Depreciation.....................................        13          --
     Net Operating Loss carry forward.................     5,924          --
     Accrued compensation and benefits................       157          297
     Sales and warranty reserves......................       260           37
     Tax benefit from exercised stock options.........     1,659        1,160
     Valuation allowance..............................    (6,488)      (1,664)
                                                         -------      -------
       Total deferred tax assets......................   $ 2,084      $ 3,035
                                                         =======      =======
   Deferred tax liabilities:
     Prepaids.........................................   $   --       $    70
     Capitalized software.............................       245          356
                                                         -------      -------
       Total deferred tax liabilities.................   $   245      $   426
                                                         =======      =======

  As of December 28, 1996, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset considered realizable, however, could be reduced if estimates of near term taxable income are reduced. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The Company has recorded a valuation allowance on the basis that the Company's ability to generate sufficient long-term taxable income in the future, necessary to recognize the related deferred tax asset cannot be determined. Approximately $1.7 million of the valuation reserve related to the exercise of stock options will be recorded as a credit to additional paid-in capital upon realization.

I. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company has entered into certain operating lease agreements for computer equipment and its office and sales facilities. The Company also leases certain computer equipment and furniture and fixtures under capital leases. Under the terms of certain operating lease agreements, the Company is required to pay for utilities, real estate taxes, insurance and maintenance expenses.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  The Company's lease agreement for its office facilities that serve as its North American headquarters expires in May 1999, with an option to extend the term for an additional three-year period. The Company's monthly rent is subject to future increases at specified dates for which the Company is providing for rent expense on a straight line basis. The facilities lease contains provisions for increases in real estate taxes and operating costs over the base period amounts as stated in the lease agreements. During 1995, the Company entered into a two year lease agreement for its production facilities, a portion of which expires on September 30, 1997. The lease also contains provisions for increases in real estate taxes and operating costs as stated in the agreement. The Company also has a facility in Germany with a lease agreement that expires in 1998 with an option to extend the lease for a five-year period.

  At December 28, 1996, approximate future minimum lease payments under capital and operating leases are as follows (in thousands):

         YEAR                                  CAPITAL LEASES OPERATING LEASES
         ----                                  -------------- ----------------
         1997.................................        71            1,098
         1998.................................       --               709
         1999.................................       --               211
         2000.................................       --                21
                                                    ----          -------
   Total future minimum lease payments........      $ 71          $ 2,039
                                                    ====          =======
   Less amounts representing interest.........         4
                                                    ----
   Present value of future minimum lease pay-
    ments on capital leases...................      $ 67
   Less current portion.......................      $ 67
                                                    ----
                                                    $  0
                                                    ====

  Rental expense amounted to approximately $893,000, $670,000, and $344,000 in 1996, 1995 and 1994, respectively.

 Royalties

  In 1995, the Company entered into a one year royalty agreement with a designer of circuit boards used in the production of one of the Company's products. Under the terms of the agreement, the Company was obligated to make monthly royalty payments for each board sold. The agreement did not contain any minimum royalty provision. The Company currently is in negotiation with the designer discussing similar royalty arrangements for the second generation of this product. To date, the Company has not entered into a royalty arrangement with the designer for the second generation of this product.

  The Company has entered into royalty agreements with various software providers "bundled" with certain product offerings in the Company's 9FX family of products. Under the terms of the agreement, the Company was obligated to make "pre-paid" royalty payments for each copy of the software sold with these products. The Company believes it has met its minimum royalty obligations defined in these agreements.

 Contingency

  The Company was involved in a dispute with one of its sub-contractors with respect to its commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above current price levels. The Company has resolved the dispute with this sub-contractor and paid the sub-contractor, during the second quarter of 1996, approximately $2.0 million.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other than John G. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

J. EXPORT SALES:

  Export sales to unaffiliated customers were approximately $30.2 million, $34.5 million and $19.6 million for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively. Sales generated by the Company's wholly-owned German subsidiary are shipped and billed directly to the customer by the Company.

K. DEFINED CONTRIBUTION AND PROFIT SHARING PLAN:

  The Company has a Profit Sharing and Savings Program ("the Program") which consists of two parts: (i) a profit sharing pool and (ii) a tax-qualified, defined contribution 401(k) plan (the "401(k) Plan").

  All employees of the Company with three months of service are eligible to participate in the profit sharing pool, except commissioned salespersons and management employees having an incentive component to their compensation. During 1996, 1995 and 1994, the Company made contributions of $0, $30,000 and $88,000 respectively, to the profit sharing pool.

  The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees of the Company, including commissioned salespersons and management employees having an incentive component to their compensation, with three months of service are eligible to participate in the 401(k) Plan. The Company does not make matching contributions to the 401(k) Plan.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN LEXINGTON, MASSACHUSETTS ON MARCH 28, 1997.

                                          Number Nine Visual Technology
                                           Corporation

                                                     /s/: Andrew Najda
                                          By:__________________________________
                                               ANDREW NAJDA, CHIEF EXECUTIVE
                                             OFFICER AND CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

          /s/: Andrew Najda            Chief Executive          March 26, 1997
By: _________________________________   Officer (principal
            ANDREW NAJDA                executive officer)
                                        and Chairman of the
                                        Board

        /s/: John G. Thompson          President, Chief         March 24, 1997
By: _________________________________   Operating Officer
          JOHN G. THOMPSON              and Director

        /s/: Daniel W. Muehl           Acting Chief             March 28, 1997
By: _________________________________   Financial Officer
           DANIEL W. MUEHL              and Corporate
                                        Controller
                                        (principal
                                        financial and
                                        accounting officer)

       /s/: Stanley W. Bialek          Director                 March 28, 1997
By: _________________________________
          STANLEY W. BIALEK

           /s/: Gill Cogan             Director                 March 28, 1997
By: _________________________________
             GILL COGAN

         /s/: Fouad H. Nader           Director                 March 13, 1997
By: _________________________________

        FOUAD H. NADER, PH.D.
     /s/: William H. Thalheimer        Director                 March 28, 1997
By: _________________________________
        WILLIAM H. THALHEIMER

                                  EXHIBIT LIST

 EXHIBIT                                                                    PAGE
 NUMBER                             DESCRIPTION                             NO.
 -------                            -----------                             ----
 10.7(c) Amendment to Loan and Security Agreement, dated December 10,
         1992, as amended, between the Registrant and Marine Business
         Loans, Inc......................................................
 10.18   Employment Letter Agreement, dated October 11, 1996, between the
         Registrant and Michael Romanies.................................
 10.19   Employment Letter Agreement, dated November 20, 1996, between the Registrant and Archie Miller................................
 11.1    Statement Re Computation of Earnings Per Share..................
 23.1    Consent of Coopers & Lybrand L.L.P. ............................
 27.1    Financial Data Schedule.........................................