Form 10-Q
period 1997-03-31
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1997-05-13
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997
                                --------------

                                      or
                                      --

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
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)



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

The number of shares outstanding of the registrant's common stock at May 2, 1997 was 9,098,468.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                              INDEX TO FORM 10-Q

                                                                                     Page
Part I - Financial Information:                                                      ----
-------------------------------
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of March 29, 1997 and
         December 28, 1996                                                             3

         Condensed Consolidated Statements of Operations for the three
         months ended March 29, 1997 and March 30, 1996                                4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 29, 1997 and March 30, 1996                          5

         Notes to Condensed Consolidated Financial Statements                          6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 9


Part II - Other Information:                                                           16
----------------------------

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6(a) - Exhibits

            11   Statement Regarding Computation of Net Income (Loss) per Share
            27   Financial Data Schedule

Item 6(b) - Reports on Form 8-k

SIGNATURE(S)                                                                           19

                  NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)



                                           MARCH 29, 1997   DECEMBER 28, 1996
                                           ---------------  ------------------


CURRENT ASSETS:
  Cash and cash equivalents                       $ 10,175             $13,895
  Accounts receivable, trade, net of
   allowances for doubtful accounts
   of $88 and $364, at March 29, 1997
   and December 28, 1996                             8,191              11,584
  Receivables from manufacturing
   contractor                                        1,143               2,324
  Inventories                                        6,440               9,422
  Prepaid expenses                                     771                 612
  Deferred tax assets                                1,839               1,839
                                                  --------             -------
    Total current assets                            28,559              39,676

Property and equipment, net                          2,686               2,671
Capitalized software costs, net                        447                 648
Other assets                                           218                 185
                                                  --------             -------
  TOTAL ASSETS                                    $ 31,910             $43,180
                                                  ========             =======



CURRENT LIABILITIES:
  Revolving line of credit                        $  3,000             $ 8,500
  Accounts payable                                   3,355               5,848
  Accrued expenses and other current
   liabilities                                       1,460               2,439
  Current portion of capital lease                      46                  67
   obligations                                    --------             -------
    Total current liabilities                        7,861              16,854

Commitments and contingencies                            -                   -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value;
    5,000,000 shares authorized;
    no shares issued or outstanding                      -                   -
   Common Stock, $.01 par value;
    20,000,000 shares authorized;
    9,080,968 shares issued and
    outstanding at March 29, 1997;
    9,053,256 shares issued and
    outstanding at December 28, 1996                    91                  91
   Additional paid-in capital                       35,840              35,760
   Accumulated deficit                             (11,882)             (9,525)
                                                  --------             -------
    Total stockholders' equity                      24,049              26,326
                                                  --------             -------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $ 31,910             $43,180
                                                  ========             =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                      THREE MONTHS ENDED
                                            MARCH 29, 1997         MARCH 30, 1996
                                          ------------------     ------------------

Net Sales                                           $13,964                $32,035
Cost of sales                                        11,550                 27,470
                                                    -------                -------
  Gross profit                                        2,414                  4,565

Operating expenses:
  Selling, general, and administrative                3,299                  4,367
  Research and development                            1,481                    984
                                                    -------                -------
    Total operating expenses                          4,780                  5,351

Income (loss) from operations                        (2,366)                  (786)
Other expense (income):
  Interest expense                                      106                    204
  Other expense (income)                               (115)                  (124)
                                                    -------                -------

Income (loss) before income taxes                    (2,357)                  (866)

Provision (benefit) for income taxes                      -                   (296)
                                                    -------                -------
Net income (loss)                                   $(2,357)               $  (570)
                                                    =======                =======

Net income (loss) per common
  and common equivalent share                       $ (0.26)                $(0.06)
                                                    =======                =======

Weighted average number of
  common and common equivalent
  shares outstanding                                  9,077                  8,832
                                                    =======                =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (in thousands)

                                                  THREE MONTHS ENDED
                                           MARCH 29, 1997   MARCH 30, 1996
                                           ---------------  ---------------

Cash flows provided by (used for)
 operating activities:
   Net income (loss)                             $(2,357)         $  (570)
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                   265              166
     Amortization of capitalized
      software costs                                 201              150
     Provision for bad debts                         361                2
     Deferred taxes                                    -             (296)
     Change in operating assets and
      liabilities:
       Accounts receivable                         3,032            7,122
       Receivable due from
        manufacturing contractor                   1,181            1,757
       Inventories                                 2,982            2,034
       Prepaids and other assets                    (192)           1,243
       Accounts payable                           (2,493)         (12,442)
       Accrued expenses and other
        current liabilities                         (979)            (348)
                                                 -------          -------
         Net cash provided by (used
          for) operating activities                2,001           (1,182)

 Cash flows provided by (used for)
  investing activities:
     Purchase of property and equipment             (280)            (409)
     Capitalized software costs                        -             (414)
                                                 -------          -------
         Net cash used for investing
          activities                                (280)            (823)

 Cash flows provided by (used for)
  financing activities:
      Proceeds from issuance of common
       stock and exercise of common
       stock options                                  80               84

      Proceeds (payments) from revolving
       line of credit, net                        (5,500)             870
      Principal payments on note payable               -              (19)
      Principal payments on capital
      lease obligations                              (21)             (24)
                                                 -------          -------
         Net cash provided by (used
          for) financing activities               (5,441)             911
                                                 -------          -------

 Net change in cash and cash equivalents          (3,720)          (1,094)
 Cash and cash equivalents, beginning             13,895            5,235
  of period                                      -------          -------
 Cash and cash equivalents, end of
  period                                         $10,175          $ 4,141
                                                 =======          =======

Supplemental disclosures of cash flow
 information:
  Interest paid:                                 $   146          $     5


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:
     ----------------------

   The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 28, 1996. Operating results for the three month period ended March 29, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


B. Cash and Cash Equivalents:
   --------------------------

   As of March 29, 1997, included in cash and cash equivalents is approximately $10.2 million invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.


C. Inventories:
   ------------

   Inventories consisted of (in thousands):

                          MARCH 29, 1997  DECEMBER 28, 1996
                          --------------  -----------------

       Raw materials           $3,000             $2,733
       Work in process            720                 57
       Finished goods           2,720              6,632
                               ------             ------
                               $6,440             $9,422
                               ======             ======

   The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

   The Company had outstanding at March 29, 1997 a $1.1 million receivable due from a manufacturing contractor, related to components sold by the Company at cost to the contractor for assembly into finished goods.

D. Debt:
   -----

   The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

   Pursuant to this agreement, the Company may borrow an amount equal to 75% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of March 29, 1997) plus 1% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement.

   The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver from the lender for violations of certain covenants in the agreement at the conclusion of the first quarter of 1997.


E. Recently Issued Accountant Standard:
   ------------------------------------

   In February 1997, The Financial Accounting Standards Board issued on Financial Accounting Standards Statement No. 128, Earnings per Share (SFAS 128). This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). APB 15 requires the dual presentation of primary and fully diluted earnings per share. Primary EPS shows the amount of income attributed to each share of common stock. Fully diluted EPS considers common stock equivalents and all other securities that could have been converted into common stock.

   SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

   Had the Company computed earnings per share consistent with the provisions of SAS 128 basic EPS would have been $(0.26) and $(0.06) for the three month periods ended March 30, 1997 and March 31, 1996, respectively. Diluted EPS would have been equivalent to the earnings per share amount reported.


F. Income Taxes:
   -------------

   Realization of approximately $1.8 million of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable; however, it could be reduced in the near term if management estimates of future taxable income are reduced. In addition, the Company has recorded a valuation allowance of approximately $1.7 million against other deferred tax assets, of which $1.2 million will be recorded to additional paid-in capital upon realization or release of the valuation allowance.


G. Contingencies:
   --------------

   On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States

District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other than Mr. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-Q contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed here and included in the Company's publicly available filings with the Securities and Exchange Commission, such as this report.

OVERVIEW

   Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator is recognized as one of the highest performance graphics products available to the desktop PC market, and the Company has been shipping its second generation Imagine 128 accelerator based on the Company's proprietary Imagine 128 Series 2 chip. This next-generation accelerator chip was designed to increase 2-D graphics performance while incorporating video acceleration, 3-D graphics and an architecture that enables both VRAM and DRAM frame buffer implementations. The Company is currently in the final stages of development of its third generation proprietary 128-bit graphics accelerator chip technology, which, although there can be no assurance is currently anticipated to begin shipping during the third quarter of fiscal 1997. The Company also markets Hawkeye95, an upgraded version of its proprietary display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including the second generation of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and the Imagine 128 Series 2 8MB H-VRAM, 3-D products targeted at the desktop PC games market, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1997, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

   The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 62.9% of net sales in the first quarter of 1997, 68.3% of net sales in 1996, and 52.8% of net sales during 1995 are particularly susceptible to fluctuations.

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


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996

   Net Sales: Net sales decreased 56%, to approximately $14.0 million in the first quarter of 1997 from $32.0 million in the first quarter of 1996. This decrease was primarily attributable to lower sales of 64-bit products to the Company's OEM customers, and pricing pressure across its remaining particularly those at end of life. Net sales of 64-bit products decreased 86% to approximately $3.7 million in the first quarter of 1997 from $26.5 million in the first quarter of 1996, representing 26.4% of net sales in the first quarter of 1997 compared to 82.8% of net sales in the first quarter of 1996. This decline was partially offset by an increase in net sales of the Company's proprietary 128-bit products. Net sales of the Company's 128-bit products increased 98% to $10.3 million during the first quarter of 1997 compared to $5.2 million during the first quarter of 1996, representing 73.6% of net sales during the first quarter of 1997 and 16.3% of net sales during the first quarter of 1996. Sales to OEMs decreased 54%, to approximately $8.8 million in the first quarter of 1997 from approximately $19.0 million in the first quarter of 1996, representing 62.9% of net sales in the first quarter of 1997 compared to 59.4% in the first quarter of 1996. The decrease in OEM sales was primarily a result of decreased sales to Dell Computer Corporation. Sales to Dell Computer Corporation represented 35.7% of net sales in the first quarter of 1997 compared to 46.0% of net sales in the first quarter of 1996. Sales to Micron Electronics, Inc. represented 12.9% of net sales in the first quarter of 1997 compared to 3.4% in the first quarter of 1996. Net sales to the Company's retail and two-tier distribution customers decreased 70%, to $2.6 million during the first quarter of 1997 compared to approximately $8.7 million during the first quarter of 1996. Total international sales decreased 43% to $4.3 million in the first quarter of 1997 from $7.6 million in the first quarter of 1996. This retail decrease was partially offset by an increase in sales to customers in Japan. Net sales to Japan comprised 10.7% of net sales during the first quarter of 1997 compared to 2.1% during the first quarter of 1996.

   Gross Profit: Gross profit decreased 48%, to $2.4 million in the first quarter of 1997 from $4.6 million in the first quarter of 1996. The decrease in gross profit during the first quarter of 1997 was largely attributable to the significantly lower net sales level compared to the first quarter of 1996. The Company's gross profit margin increased to 17.2% in the first quarter of 1997 from 14.3% in the first quarter of 1996, due primarily to increased net sales of the Company's proprietary 128-bit products which tend to generate higher gross margins than products utilizing merchant 64-bit chip technology. The Company's future prospects will depend in part on its ability to successfully manage its products transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based on historical rates of product returns, component cost fluctuations, and other factors, there can be no assurance that the reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 24%, to $3.3 million in the first quarter of 1997 from $4.4 million in the first quarter of 1996, primarily as a result of decreased marketing costs as the Company controlled variable discretionary spending during this period of lower net sales. As a percentage of net sales, selling, general and administrative expenses increased to 23.6% in the first quarter of 1997 from 13.8% in the first quarter of 1996, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

   Research and Development Expenses: Research and development expenses increased 50%, to $1.5 million in the first quarter of 1997 from $1.0 million in the first quarter of 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products. During the first quarter of 1997, the Company began the development of its fourth generation proprietary 128-bit video/graphics accelerator chip, continued to develop products utilizing its third generation proprietary 128-bit video/ graphics accelerator chip, and released to production two 8MB products based on the Company's proprietary 128-bit video/graphics accelerator chip, the Imagine 128 Series 2. As a percentage of net sales, research and development expenses increased to 10.7% in the first quarter of 1997 from 3.1% in the first quarter of 1996, primarily attributable to lower sales in the recent quarter and increased expenditures on research and development. The Company currently expects that research and development expenses will continue to increase, although not necessarily as a result of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

   Interest Expense/Income: Net interest expense for the first quarter of 1997 was $106,000 compared to interest expense of $204,000 in the first quarter of 1996, primarily as a result of lower average balances outstanding on the Company's revolving credit facility during the first quarter of 1997 compared to the first quarter of 1996.

   Other Expense/Income: Other income totaled $115,000 in the first quarter of 1997 compared to other income of $124,000 in the first quarter of 1996. Other income during the first quarter of 1997 and the first quarter of 1996 was primarily attributable to interest earned on cash and cash equivalents.

   Provision (Benefit) for Income Taxes: During the first quarter of 1997, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. During the first quarter of 1996, the Company provided an income tax benefit of $296,000. The Company expects to recover from future tax returns based on future taxable income. The amount of the Company's net deferred tax asset is considered realizable, however, it could be reduced in the near term if management estimates of future taxable income are reduced.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

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

   The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the first quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company does not expect net sales to Dell during the second quarter of 1997 will be significant. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's expectations of future sales. As a result of the decline in net sales to the Company's OEM customers, primarily Dell, and product transitions, the Company expects that net sales will decline during the second quarter compared to the first quarter of 1997. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

    The Company's products have historically been based both on merchant and proprietary-based video/graphic accelerator chips. The Company's contribution from these product lines has been equally important during the last few years. However, the Company believes that over the long-term, its proprietary-based products will become an increasingly more important factor in determining success for the Company. For example, during 1996, the Company's reliance on its proprietary products increased as a percentage of net sales and gross profit throughout 1996. As a result, if sales of its proprietary-based products do not meet the Company's expectations, or if the Company experiences delays in the completion and availability of these proprietary-based products, it may be unable to quickly develop merchant-based products, which could have a material adverse effect on the Company's operating results.

   The Company's realization of approximately $1.8 million of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of this net deferred tax asset is considered realizable; however, it could be reduced in the near term if management estimates of future taxable income are reduced.

   The Company has been served notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996 respectively, filed in the United States District Court for the District of Massachusetts naming as defendants the Company, the members of the Board of Directors during the period in question, the former Chief Financial Officer and Treasurer of the Company, and the Selling Shareholders and Managing Underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of the Company's Common Stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interests, costs and fees, allege, among other things, that the Company's Registration Statement and Prospectus in its initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial performance and results of operations and, accordingly, income (loss).

   Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 40.7% in the final quarter of 1997 from the fourth quarter of 1996, 12.2% in the first quarter of 1996 from the fourth quarter of 1995 and 8.7% in the first quarter of 1995 from the fourth quarter of 1994, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

   Several factors in the development of the Company's business during 1995 and 1996 have had a significant impact on its balance sheet and cash flows. During 1995, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its business, increasing its reliance on sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. The Company incurred valuation adjustments for inventory during the fourth quarter of 1995 and second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $8.0 million and $5.7 million, respectively. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

   The Company's operating activities provided cash of approximately $2.0 million during the first quarter of 1997, compared to operating activities which used cash of approximately $1.2 million during the first quarter of 1996. During the first quarter of 1997, net decreases in accounts receivable, a receivable due from a manufacturing contractor, and inventories provided cash of approximately $3.0 million, $1.2 million and $3.0 million, respectively, which was offset by a net loss from operations of approximately $2.4 million, a decrease of $3.5 million in accounts payable, accrued expenses and other current liabilities. Decreases in accounts receivable have primarily been attributable to lower sales levels during the first quarter of 1997. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At March 29, 1997, the Company's principal sources of liquidity consisted of approximately $10.2 million of cash and cash equivalents and approximately $12.0 million available under its revolving line of credit.

   During the first quarter of 1997, investing activities used cash of approximately $280,000 for purchases of computer and office equipment compared to $409,000 for purchases and office equipment and $414,000 of capitalized software costs during the first quarter of 1996. Financing activities used cash of $5.4 million during the first quarter of 1997, attributable to the reduction of the outstanding balance of revolving credit facility by $5.5 million. During the first quarter of 1996, financing activities provided cash of $911,000, attributable to increasing the balance outstanding on the Company's revolving credit facility by $870,000.

   As of March 29, 1997, $3.0 million was outstanding under the Company's revolving credit facility. The Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Agreement or has required a waiver from its lender. The Company received such an amendment for violating certain covenants at the conclusion of the first quarter of 1997. The Company currently anticipates that it will require a waiver from its lender at the conclusion of the second quarter of 1997. There can be no assurance that the Company will not incur significant losses, and therefore require additional amendments and/or waivers from its lender in the future or, if required, that the lender will grant any waiver, nor can there be any assurance that alternative financing will be available. Management believes that the Company would be able to obtain such a waiver or alternative financing and/or reduce the level of discretionary spending and other expenditures to provide the Company with sufficient liquidity. However, if the line of credit is not available to the Company, or if alternative financing is not available to the Company, the Company's liquidity could be adversely affected.

   The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and available bank debt are sufficient to fund operations at current levels through the first quarter of 1998. However, future growth in sales, for example, the addition of another significant OEM customer, and/or continued increases in working capital required by the Company's business could result in the need for the Company to seek additional equity or debt financing. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

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

   On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other than Mr. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

   A foreign inventor has asserted claims against several PC manufacturers, including customers of the Company, that the graphics technology included in their systems infringes the inventor's patents. Certain of the Company's customers have notified the Company of theses assertions and their intent to seek indemnification from the Company in the event these claims are successful and the infringing technology was included in products sold by the Company. The Company believes there are meritorious defenses to these claims and that if the technology in fact infringes the inventor's rights, the Company would have rights of indemnification from its suppliers. While there can be no assurance, the Company does not expect this matter to have a material adverse effect on the Company. However, this matter is at a preliminary stage and the Company is investigating the allegations.

Item 2 -  Changes in Securities

   On February 28, 1997, the Company issued and sold 3,000 shares of Common Stock to one person pursuant to the exercise of an option granted under its 1989 Stock Option Plan. The purchase price paid upon the exercise of this option was $0.27 per share. These shares were issued in reliance upon the exemption from registration set forth in Rule 701 promulated under the Securities Act of 1933 as amended.


Item 3 - Defaults Upon Senior Securities

   Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the first quarter ending March 29, 1997.

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

   No reports on Form 8-K were filed during the quarterly period ended March 29, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  May 13, 1997    /s/  John G. Thompson                .
                       -------------------------------------
                       John G. Thompson
                       President and Chief Executive Officer
                       (Principal Executive Officer)


Date:  May 13, 1997    /s/  Daniel W. Muehl                .
                       ------------------------------------
                       Daniel W. Muehl
                       Corporate Controller and Acting Chief Financial Officer
                       (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number    Description of Exhibits            Page
--------------    -----------------------            ----

11                Statement Regarding Computation
                  of Net Income (Loss) per Share      19

27                Financial Data Schedule