Form 10-Q
period 1997-06-28
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1997-07-25
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------
                                       or
                                       --

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]
                                        ---      ---

The number of shares outstanding of the registrant's common stock at July 23, 1997 was 9,109,848.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                              INDEX TO FORM 10-Q

                                                                                                Page
                                                                                                ----
Part I - Financial Information:
-------------------------------
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of June 28, 1997 and
         December 28, 1996                                                                        3

         Condensed Consolidated Statements of Operations for the three months and
         six months ended  June 28, 1997 and June 29, 1997                                        4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 28, 1997 and June 29, 1996                                                          5

         Notes to Condensed Consolidated Financial Statements                                     6


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                            9


Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                                       16

Item 2 - Changes in Securities                                                                   16

Item 3 - Defaults Upon Senior Securities                                                         17

Item 4 - Submission of Matters to a Vote of Security Holders                                     17

Item 5 - Other Information                                                                       17

Item 6 - Exhibits and Reports on Form 8-K                                                        17

         11     Statement Regarding Computation of Net Income (Loss) per Share
         27     Financial Data Schedule

SIGNATURE(S)                                                                                     18


                 NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)



                                                                                     JUNE 28, 1997      DECEMBER 28, 1996
                                                                                     --------------     ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  9,981             $13,895
  Accounts receivable, trade, net of allowances for doubtful accounts
    of $112 and $364, at June 28, 1997 and December 28, 1996                               4,352              11,584
  Receivables from manufacturing contractor                                                3,020               2,324
  Inventories                                                                              2,795               9,422
  Prepaid expenses                                                                           278                 612
  Deferred tax assets                                                                          -               1,839
                                                                                        --------             -------
    Total current assets                                                                  20,426              39,676

Property and equipment, net                                                                3,171               2,671
Capitalized software costs, net                                                              263                 648
Other assets                                                                                 173                 185
                                                                                        --------             -------
  TOTAL ASSETS                                                                          $ 24,033             $43,180
                                                                                        ========             =======



CURRENT LIABILITIES:
  Revolving line of credit                                                              $  2,000             $ 8,500
  Accounts payable                                                                         6,025               5,848
  Accrued expenses and other current liabilities                                           1,564               2,506
                                                                                        --------             -------
    Total current liabilities                                                              9,589              16,854

Commitments and contingencies                                                                  -                   -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                                               -                   -
   Common Stock, $.01 par value; 20,000,000 shares authorized;
     9,109,848 shares issued and outstanding at June 28, 1997;
     9,053,256 shares issued and outstanding at December 28, 1996                             91                  91
  Additional paid-in capital                                                              35,864              35,760
  Accumulated deficit                                                                    (21,511)             (9,525)
                                                                                        --------             -------
    Total stockholders' equity                                                            14,444              26,326
                                                                                        --------             -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 24,033             $43,180
                                                                                        ========             =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 28, 1997   JUNE 29, 1996   JUNE 28, 1997     JUNE 29, 1996
                                                              --------------  --------------  --------------  -----------------

Net sales                                                         $ 7,094         $33,542         $ 21,058           $65,577
Cost of sales                                                       8,293          34,102           19,843            61,571
                                                                  -------         -------          -------           -------
  Gross margin                                                     (1,199)           (560)           1,215             4,006

Operating expenses:
  Selling, general, and administrative                              3,927           4,416            7,225             8,783
  Research and development                                          2,712           1,674            4,193             2,658
  Settlement with subcontractor                                         -           1,959                -             1,959
                                                                  -------         -------          -------           -------
    Total operating expenses                                        6,639           8,049           11,418            13,400

Income (loss) from operations                                      (7,838)         (8,609)         (10,203)           (9,394)
Other income (expense):
  Interest expense                                                    (76)           (241)            (183)             (445)
  Other income, net                                                   123              87              238               211
                                                                  -------         -------          -------           -------

Income (loss) before income taxes                                  (7,791)         (8,763)         (10,148)           (9,628)

Provision (benefit) for income taxes                                1,838               -            1,838              (295)
                                                                  -------         -------          -------           -------
Net income (loss)                                                 $(9,629)        $(8,763)        $(11,986)          $(9,333)
                                                                  =======         =======          ========          =======
Net income (loss) per common and common equivalent share           $(1.06)        $ (0.97)        $  (1.32)          $ (1.05)
                                                                  =======         =======          ========          =======
Weighted average number of common and common equivalent
  shares outstanding                                                9,101           8,993            9,089             8,912
                                                                  =======         =======          ========          =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


               NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)


                                                                               SIX MONTHS ENDED
                                                                        JUNE 28, 1997      JUNE 29, 1996
                                                                        -------------      -------------
 Cash flows from operating activities:
   Net income (loss)                                                         $(11,986)       $ (9,333)
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                                571             381
     Amortization of capitalized software costs                                   385             345
     Provision for bad debts                                                     (243)           (482)
     Deferred taxes                                                             1,838             515
     Change in operating assets and liabilities:
       Accounts receivable                                                      7,475           3,529
       Receivable due from manufacturing contractors                             (696)          3,353
       Inventories                                                              6,627          15,567
       Prepaids and other assets                                                  347           1,773
       Accounts payable                                                           177         (13,228)
       Accrued expenses and other current liabilities                            (901)           (264)
       Income taxes payable                                                         -               -
                                                                             --------        --------
         Net cash provided by (used for) operating activities                   3,594           2,156
                                                                             --------        --------
 Cash flows from investing activities:
     Purchase of property and equipment                                        (1,070)         (1,060)
     Capitalized software costs                                                     -            (466)
                                                                             --------        --------
         Net cash used for investing activities                                (1,070)         (1,526)
                                                                             --------        --------
 Cash flows from financing activities:
     Proceeds from issuance of common stock                                         -               -
     Proceeds from exercise of stock options                                      104             323
     Payments of issuance costs of common stock                                     -               -
     Advances (payments) on revolving line of credit, net                      (6,500)          1,111
     Principal payments on note payable                                             -             (19)
     Principal payments on capital lease obligations                              (42)            (49)
     Proceeds on related party notes receivable, net                                -             164
                                                                             --------        --------
         Net cash provided (used for)                                          (6,438)          1,530
          by financing activities                                            --------        --------

 Net change in cash and cash equivalents                                       (3,914)          2,160
 Cash and cash equivalents, beginning                                          13,895           5,235
  of period                                                                  --------        --------
 Cash and cash equivalents, end of                                           $  9,981        $  7,395
  period                                                                     ========        ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:
     -----------------------

   The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 28, 1996. Operating results for the three and six month periods ended June 28, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


B.   Cash and Cash Equivalents:
     --------------------------

   As of June 28, 1997, cash and cash equivalents were substantially invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.


C.    Inventories:
      ------------

   Inventories consisted of (in thousands):

                          JUNE 28, 1997  DECEMBER 28, 1996
                          -------------  -----------------

       Raw materials             $  575        $2,733
       Work in process              720            57
       Finished goods             1,500         6,632
                                 ------        ------
                                 $2,795        $9,422
                                 ======        ======

   The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

   The Company had outstanding at June 28, 1997 a $3.0 million receivable due from a manufacturing contractor, related to components sold by the Company at cost to the contractor for assembly into finished goods.

D.   Debt:
     -----

   The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

   Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of June 28, 1997) plus 1% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement.

   The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver from the lender for violations of certain covenants in the agreement at the conclusion of the first quarter of 1997 and is seeking a waiver at the conclusion of the second quarter of 1997. The Company anticipates that it will violate certain covenants of the lender at the conclusion of the third quarter of 1997. If certain covenants of the lender are violated, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available.


E.   Recently Issued Accounting Standard
     -----------------------------------

   In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations (APB
15). APB 15 requires the dual presentation of primary and fully diluted earnings per share. Primary EPS shows the amount of income attributed to each share of common stock. Fully diluted EPS considers common stock equivalents and all other securities that could have been converted into common stock.

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

   Had the Company computed earnings per share consistent with the provisions of SFAS 128 basic EPS would have been $(1.06) and $(0.97) for the three month periods and $(1.32) and $(1.05) for the six month periods ended June 28, 1997 and June 29, 1996, respectively. Diluted EPS would have been equivalent to the earnings per share amount reported.

F.   Income Taxes:
     -------------

   At the conclusion of the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


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

OVERVIEW

   Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's 128-bit proprietary Imagine 128 accelerator has been recognized as one of the highest performance graphics products available to the desktop PC market. The Company is currently in the final stages of development of its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride. Although there can be no assurance, the Company anticipates that the new product, Revolution3D, utilizing this chip technology, will begin shipping during the third quarter of fiscal 1997. The Company also markets Hawkeye95, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95. In addition, the Company has begun to ship or has announced the introduction of several new video/graphics products, including the second generation of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and the Imagine 128 Series 2 8MB H-VRAM, 3-D products targeted at the desktop PC games market, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1997, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

   The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 47.9% of net sales in the second quarter of 1997, 68.3% of net sales in 1996, and 52.8% of net sales during 1995 are particularly susceptible to fluctuations.

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


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 28, 1997 AND JUNE 29, 1996

   Net Sales: Net sales decreased 79%, to approximately $7.1 million in the second quarter of 1997 from $33.5 million in the second quarter of 1996. This decrease was primarily attributable to a decrease of net sales to the Company's OEM customers, as well as significant pricing pressure on all of the Company's products. Sales to OEMs decreased 85%, to approximately $3.4 million in the second quarter of 1997 from approximately $22.7 million in the second quarter of 1996, representing 47.9% of net sales in the second quarter of 1997 compared to 67.7% in the second quarter of 1996. The decrease in OEM sales was primarily a result of the discontinuation of sales of the Company's proprietary based 128-bit products and merchant based products to Dell Computer Corporation. Sales to Dell Computer Corporation represented 1.4% of net sales in the second quarter of 1997 compared to 49.2% of net sales in the second quarter of 1996. Net sales to domestic two-tier distribution and retail customers decreased 69% to approximately $1.9 million in the second quarter of 1997 from approximately $6.0 million in the second quarter of 1996. Total international sales decreased 56% to approximately $3.7 million in the second quarter of 1997 from approximately $8.3 million in the second quarter of 1996. Sales of the Company's proprietary based 128-bit products represented 67.6%, or approximately $4.8 million, of net sales for the second quarter of 1997 compared to 36.1%, or approximately $12.1 million, of net sales for the second quarter of 1996.

   Gross Margin: Gross margin was a loss of $1.2 million in the second quarter of 1997 compared to a gross margin loss of $560,000 in the second quarter of 1996. This decrease was primarily attributable to the reduction in net sales and significant pricing pressure in the quarter on sales of older technology products resulting in unit prices of products below the cost to build the products. During the second quarter of 1996, the Company incurred inventory charges that were a result of an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older generation products and lower than expected sales activity of the Company's Macintosh based products. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 13%, to $3.9 million in the second quarter of 1997 from $4.4 million in the second quarter of 1996, primarily related to expense control of the Company's advertising and channel promotion activities as compared to the 1996 period. As a percentage of net sales, selling, general and administrative expenses increased to 54.9% in the second quarter of 1997 from 13.1% in the second quarter of 1996. The Company currently expects that total selling, general and administrative expenses will decrease, although not necessarily as a percentage of net sales, primarily as a result of additional expense controls.

   Research and Development Expenses: Research and development expenses increased 59%, to approximately $2.7 million in the second quarter of 1997 from $1.7 million in the second quarter of 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, lower capitalization of software, as well as non-recurring engineering expenses associated with the completion of chip development of the Company's Revolution3D products, based on the Company's third generation 128-bit graphics accelerator chip, Ticket-2-Ride. During the second quarter of 1997, the Company began the development of its next-generation proprietary 128-bit graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 38.0% in the second quarter of 1997 from 4.8% in the second quarter of 1996.

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

   Interest Expense/Income: Interest expense for the second quarter of 1997 was $76,000 compared to interest expense of $241,000 in the second quarter of 1996. During the second quarter of 1997, the Company had lower average balances outstanding against its revolving line of credit than during the second quarter of 1996.

   Other Expense/Income: Other income totaled $123,000 in the second quarter of 1997 compared to other income of $87,000 in the second quarter of 1996. Other income during the second quarters of 1997 and 1996 were primarily attributable to interest earned on cash and cash equivalents.

   Provision (Benefit) for Income Taxes: At the conclusion of the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

   Net Sales: Net sales decreased 68%, to approximately $21.1 million in the first six months of 1997 from approximately $65.6 million in the first six months of 1996. This decrease was primarily attributable to a decrease in net sales to the Company's OEM customers. Sales to OEMs decreased 71%, to $12.1 million in the first six months of 1997 from approximately $41.7 million in the first six months of 1996, representing 57.3% of net sales in the first six months of 1997 compared to 63.6% in the first six months of 1996. The decrease in sales to OEMs was primarily a result of discontinuation of the sales of the Company's products to Dell during the second quarter of 1997. Sales to Dell represented approximately $5.1 million, or 24.2%, of net sales during the first six months of 1997 compared to $31.2, or 47.6%, of net sales during the first six months of 1996. Net sales to international two-tier distribution customers decreased 51% to approximately $4.5 million in the first six months of 1997 from approximately $9.2 million in the first six months of 1996. Total international sales decreased 51.3% to $7.9 million in the first six months of 1997 from approximately $15.9 million in the first six months of 1996. Sales of the Company's proprietary based 128-bit products represented approximately $15.1 million or 71.6% of net sales during the first six months of 1997, compared to $17.3 million or 26.4% during the first six months of 1996.

   Gross Margin: Gross margin decreased 70%, to $1.2 million in the first six months of 1997 from $4.0 million in the first six months of 1996. This decrease was primarily attributable to product pricing pressures incurred during the first six months of 1997 that were a result of an acceleration of product transitions, continued pressure on pricing of older generation products and lower than expected sales activity of the Company's second generation proprietary based products. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 18%, to $7.2 million in the first six months of 1997 from $8.8 million in the first six months of 1996, primarily as a result of a reduction of advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses increased to 34.1% in the first six months of 1997 from 13.4% in the first six months of 1996. The Company currently expects that total selling, general and administrative expenses will continue to decrease although not necessarily as a percentage of net sales, primarily as a result of cost controls in sales and marketing expenses.

   Research and Development Expenses: Research and development expenses increased 52%, to $4.1 million in the first six months of 1997 from $2.7 million in the first six months of 1996, resulting primarily from increased staffing to support continued development of both proprietary video/graphics products, lower capitalization of software costs, as well as engineering expenses associated with the completion of chip development of the Company's third generation proprietary based 128-bit graphics accelerator product Revolution3D products. During the first six months of 1997, the Company began the development of its next-generation chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 19.9% in the first six months of 1997 from 4.1% in the first six months of 1996.

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

   Interest Expense/Income: Interest expense for the first six months of 1997 was $183,000 compared to interest expense of $445,000 in the first six months of 1996. During the first six months of 1997, the Company had lower average balances outstanding against its revolving line of credit than during the first six months of 1996.

   Other Expense/Income: Other income totaled $238,000 in the first six months of 1997 compared to other income of $211,000 in the first six months of 1996. Other income during the first six months of 1997 and 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the first six months of 1996 was primarily attributable to foreign currency gains.

   Provision (Benefit) for Income Taxes: At the conclusion of the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized. For the six months ending June 29, 1996, the Company provided an additional income tax benefit of $295,000 associated with the losses incurred during the period.


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

   The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the first quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company does not expect that net sales to Dell during the third quarter of 1997 will be significant. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of increases in expense levels is based in large part on the Company's expectations of future sales. As a result of the decline in net sales to the Company's OEM customers, primarily Dell, and product transitions, the Company expects that net sales will decline during the third quarter of 1997 compared to the third quarter of 1996. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

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

   The Company has been served notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants the Company, the members of the Board of Directors during the period in question, the former Chief Financial Officer and Treasurer of the Company, and the Selling Shareholders and Managing Underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all person who purchased shares of the Company's Common Stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interest, costs and fees, allege, among other things, that the Company's Registration Statement and Prospectus in its initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in questions contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial performance and results of operations and accordingly, income (loss).

     Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 40.7% in the first quarter of 1997 from the fourth quarter of 1996, 12.2% in the first quarter of 1996 from the fourth quarter of 1995, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

   Several factors in the development of the Company's business during 1995 and 1996 have had a significant impact on its balance sheet and cash flows. During 1995, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its emphasis, increasing its reliance on sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. The Company incurred valuation adjustments for inventory during the fourth quarter of 1995 and second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $8.0 million and $5.7 million, respectively. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. In combination, these factors resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

   The Company's operating activities provided cash of approximately $3.6 million during the first six months of 1997, compared to operating activities which provided cash of approximately $2.2 million during the first six months of 1996. During the first six months of 1997, net decreases in accounts receivable, and inventories provided cash of approximately $7.5 million and $6.6 million, respectively, which was offset by a net loss from operations of approximately $12.0 million. Decreases in accounts receivable have primarily been attributable to lower sales levels during the first six months of 1997. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At June 28, 1997, the Company's principal sources of liquidity consisted of approximately $10.0 million of cash and cash equivalents and approximately $13.0 million available under its revolving line of credit, pending approval of the debt covenant waivers described below.

   During the first six months of 1997, investing activities used cash of approximately $1.1 million for purchases of computer and office equipment compared to $1.1 million for purchases and office equipment and $466,000 of capitalized software costs during the first six months of 1996. Financing activities used cash of $6.4 million during the first six months of 1997, attributable to the reduction of the outstanding balance of the revolving credit facility by $6.5 million. During the first six months of 1996, financing activities provided cash of $1.5 million, attributable to increasing the balance outstanding on the Company's revolving credit facility by $1.1 million.

   As of June 28, 1997, $2.0 million was outstanding under the Company's revolving credit facility. The Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Agreement or has required a waiver from its lender. The Company is seeking a waiver for violating certain covenants at the conclusion of the second quarter of 1997, and as such remains out of compliance with certain terms of its Loan Agreement. Should the lender grant a waiver for violating certain covenants at the conclusion of the second quarter of 1997, the Company anticipates that it will require an additional waiver from its lender at the conclusion of the third quarter of 1997. Should the lender refuse to grant such a waiver or amendment, and the line of credit is not available to the Company, Management anticipates that it would require alternative financing, and/or reduce the level of discretionary spending and other expenditures to provide the Company with additional liquidity. However, if the Company is not able to secure alternative financing, the Company's liquidity could be adversely affected.

   The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and the existing bank debt or alternative financing if available to the Company would be sufficient to fund operations at current levels through the end of 1997. However, future growth in sales, for example, the addition of another significant OEM customer, and/or continued increases in working capital required by the Company's business could result in the need for the Company to seek additional equity or debt financing. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

PART II.  OTHER INFORMATION:
----------------------------


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

   A foreign inventor has asserted claims against several PC manufacturers, including customers of the Company, that the graphics technology included in their systems infringes the inventor's patents. Certain of the Company's customers have notified the Company of these assertions and their intent to seek indemnification from the Company in the event these claims are successful and the infringing technology was included in products sold by the Company. The Company believes there are meritorious defenses to these claims and that if the technology in fact infringes the inventor's rights, the Company would have rights of indemnification from its suppliers. While there can be no assurance, the Company does not expect this matter to have a material adverse effect on the Company. However, this matter is at a preliminary stage and the Company is investigating the allegations.


ITEM 2 -  CHANGES IN SECURITIES

   On April 4, 1997, the Company issued and sold 6,000 shares of Common Stock to one person pursuant to the exercise of an option granted under its 1989 Stock Option Plan. The purchase price paid upon the exercise of this option was $0.27 per share. These shares were issued in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's annual meeting of shareholders was held on May 15, 1997 at the Atrium Conference Center, located on the second floor of One Financial Center, Boston, Massachusetts at 10:00 a.m. There were 9,085,068 shares outstanding as of the April 4, 1997, the record date for the Company's annual meeting of shareholders. Of the 9,085,068 shares eligible to vote, 7,769,641 shares were voted.

   At the meeting, the Company's shareholders elected two directors to serve until the 2000 annual meeting of shareholders. The vote counts were as follows:

                                       Affirmative     Withheld
                                       -----------     --------
     Mr. Gill Cogan                    5,800,872       1,968,769
     Mr. William H. Thalheimer, CPA    5,798,372       1,971,269

   At the meeting, the Company's shareholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 27, 1997. The vote counts were as follows:

                    Affirmative     Against   Abstain
                    -----------     -------   -------
                    7,713,831       49,825    5,985

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

   No reports on Form 8-K were filed during the six month period ended June 28, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  July 25, 1997     /s/  John G. Thompson                        .
                         ----------------------------------------------
                         John G. Thompson
                         President and Chief Operating Officer
                         (Principal Executive Officer)


Date:  July 25, 1997     /s/  Daniel W. Muehl                         .
-----  -------------     ----------------------------------------------
                         Daniel W. Muehl
                         Corporate Controller and Acting Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number    Description of Exhibits                 Page
--------------    -----------------------                 ----
11                Statement Regarding Computation of
                  Net Income (Loss) per Share              19

27                Financial Data Schedule
