Form 10-Q
period 1997-09-27
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1997-10-30
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997
                                              ------------------

                                      or
                                      --

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                        Commission File Number 0-25898
                                               -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)



           DELAWARE                                           04-2821358
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)



   18 HARTWELL AVENUE, LEXINGTON, MA                             02173
   ---------------------------------                             -----
(Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (781) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

The number of shares outstanding of the registrant's common stock at October 20, 1997 was 9,166,173.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                              INDEX TO FORM 10-Q

                                                                                    Page
                                                                                    ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 27, 1997 and
         December 28, 1996                                                            3

         Condensed Consolidated Statements of Operations for the three months and
         nine months ended  September 27, 1997 and September 28, 1996                 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 27, 1997 and September 28, 1996                                    5

         Notes to Condensed Consolidated Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                9


Part II - Other Information:
--------------------------------------------------------------

Item 1 - Legal Proceedings                                                           16

Item 2 - Changes in Securities                                                       16

Item 3 - Defaults Upon Senior Securities                                             17

Item 4 - Submission of Matters to a Vote of Security Holders                         17

Item 5 - Other Information                                                           17

Item 6 - Exhibits and Reports on Form 8-K                                            17

         10     Employment Separation Agreement, dated October 6, 1997,
                between the Registrant and John G. Thompson
         11     Statement Regarding Computation of Net Income
                (Loss) per Share
         27     Financial Data Schedule

SIGNATURES                                                                         18


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           SEPTEMBER 27, 1997               DECEMBER 28, 1996
                                                                           ------------------               -----------------

                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  3,613                         $13,895
   Accounts receivable, trade, net of allowances for doubtful accounts
     of $147 and $364, at September 27, 1997 and December 28, 1996                      9,211                          11,584
   Receivables from manufacturing contractor                                            2,374                           2,324
   Inventories                                                                          3,709                           9,422
   Prepaid expenses                                                                       406                             612
   Deferred tax assets                                                                      -                           1,839
                                                                                     --------                         -------
     Total current assets                                                              19,313                          39,676

Property and equipment, net                                                             3,860                           2,671
Capitalized software costs, net                                                             -                             648
Other assets                                                                              164                             185
                                                                                     --------                         -------
     TOTAL ASSETS                                                                    $ 23,337                         $43,180
                                                                                     ========                         =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                           $  5,150                         $ 8,500
  Accounts payable                                                                      5,887                           5,848
  Accrued expenses and other current liabilities                                        1,170                           2,506
                                                                                     --------                         -------
     Total current liabilities                                                         12,207                          16,854

Commitments and contingencies                                                               -                               -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued or outstanding                                           -                               -
   Common Stock, $.01 par value; 20,000,000 shares authorized;
     9,166,173 shares issued and outstanding at September 27, 1997;
     9,053,256 shares issued and outstanding at December 28, 1996                         92                              91
  Additional paid-in capital                                                          35,987                          35,760
  Accumulated deficit                                                                (24,949)                         (9,525)
                                                                                    --------                         -------
    Total stockholders' equity                                                        11,130                          26,326
                                                                                    --------                         -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 23,337                         $43,180
                                                                                    ========                         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                          THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        SEPTEMBER 27, 1997        September 28, 1996     September 27, 1997     September 28, 1996
                                        ------------------        -------------------    ------------------     ------------------

Net sales                                         $11,526                     $29,375              $ 32,584                $94,952
Cost of sales                                       9,521                      23,672                29,364                 85,243
                                                  -------                     -------              --------                -------
  Gross margin                                      2,005                       5,703                 3,220                  9,709

Operating expenses:
  Selling, general, and                             3,270                       3,596                10,495                 12,379
   administrative
  Research and development                          2,193                       1,678                 6,387                  4,336
  Settlement with subcontractor                         -                           -                     -                  1,959
                                                  -------                     -------              --------                -------
    Total operating expenses                        5,463                       5,274                16,882                 18,674

Income (loss) from operations                      (3,458)                        429               (13,662)                (8,965)
Other income (expense):
  Interest expense                                    (46)                       (230)                 (229)                  (675)
  Other income, net                                    66                         127                   305                    338
                                                  -------                     -------              --------                -------

Income (loss) before income taxes                  (3,438)                        326               (13,586)                (9,302)

Provision (benefit) for income taxes                    -                           -                 1,838                   (295)
                                                  -------                     -------              --------                -------
Net income (loss)                                 $(3,438)                    $   326              $(15,424)               $(9,007)
                                                  =======                     =======              ========                =======

 Net income (loss) per common and
     common equivalent share                       $(0.38)                      $0.03                $(1.69)                $(1.01)
                                                  =======                     =======              ========                =======

Weighted average number of
  common and common equivalent
  shares outstanding                                9,132                       9,805                 9,103                  8,945
                                                  =======                     =======              ========                =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 27, 1997             SEPTEMBER 28, 1996
                                                              ---------------------------     ------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $(15,424)                    $ (9,007)
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                                   928                          620
     Amortization of capitalized software costs                                      648                          546
     Provision for bad debts                                                        (266)                        (219)
     Deferred taxes                                                                1,839                          770
     Change in operating assets and liabilities:
       Accounts receivable                                                         2,639                        7,903
       Receivable due from manufacturing contractors                                 (50)                       6,424
       Inventories                                                                 5,713                       16,899
       Prepaids and other assets                                                     227                        2,003
       Accounts payable                                                               39                      (17,720)
       Accrued expenses and other current liabilities                             (1,278)                         199
                                                                                --------                     --------
         Net cash provided by (used for) operating activities                     (4,985)                       8,418
                                                                                --------                     --------

 Cash flows from investing activities:
     Purchase of property and equipment                                           (2,117)                      (2,074)
     Capitalized software costs                                                        -                         (466)
                                                                                --------                     --------
         Net cash used for investing activities                                   (2,117)                      (2,540)
                                                                                --------                     --------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                                          110                            -
     Proceeds from exercise of stock options                                         118                          333
     Advances (payments) on revolving line of credit, net                         (3,350)                         666
     Principal payments on note payable                                                -                          (19)
     Principal payments on capital lease obligations                                 (58)                         (75)
     Proceeds on related party notes receivable, net                                   -                          164
                                                                                --------                     --------
         Net cash provided by (used for) financing activities                     (3,180)                       1,069
                                                                                --------                     --------

 Net change in cash and cash equivalents                                         (10,282)                       6,947
 Cash and cash equivalents, beginning of period                                   13,895                        5,235
                                                                                --------                     --------
 Cash and cash equivalents, end of period                                       $  3,613                     $ 12,182
                                                                                ========                     ========

Supplemental disclosure of non-cash financing transactions:
    Interest paid                                                               $    270                     $     83



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Basis of Presentation:
    ----------------------

    The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 28, 1996. Operating results for the three and nine month periods ended September 27, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


B.  Cash and Cash Equivalents:
    --------------------------

    As of September 27, 1997, cash and cash equivalents were substantially invested in the Company's operating account. Additionally, the Company had cash and cash equivalents invested in money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.


C.  Inventories:
    ------------

    Inventories consisted of (in thousands):

                                                    SEPTEMBER 27, 1997                    DECEMBER 28, 1996
                                                    ------------------                    -----------------
       Raw materials                                            $  940                               $2,733
       Work in process                                           1,401                                   57
       Finished goods                                            1,368                                6,632
                                                                ------                               ------
                                                                $3,709                               $9,422
                                                                ======                               ======

    The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing prices.

    The Company had a receivable of approximately $2.4 million outstanding at September 27, 1997 due from a manufacturing contractor, related to components sold by the Company at cost to the contractor for assembly into finished goods.

D.  Debt:
    -----

    The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million.

    Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of September 27, 1997) plus 1% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets, except for certain fixed assets subordinated to the Company's long-term debt agreement.

    The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver from the lender for non compliance with certain covenants in the agreement at the conclusions of the first and second quarters of 1997 and is currently seeking a waiver at the conclusion of the third quarter of 1997. The Company anticipates that it will not be in compliance with certain covenants of the lender at the conclusion of 1997. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available.


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

    Had the Company computed earnings per share consistent with the provisions of SFAS 128 basic EPS would have been $(0.38) and $0.03 for the three month periods and $(1.69) and $(1.01) for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. Diluted EPS would have been equivalent to the earnings per share amount reported.

F.  Income Taxes:
    -------------

    In the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


G.  Contingencies:
    --------------

    On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, (Andrew Najda, Stanley W. Bialek, Dr. Fouad H. Nader and William H. Thalheimer), former members of the Company's Board of Directors, (Gill Cogan, Dr. Paul R. Low), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (during the period in question), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees.
By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

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

OVERVIEW

    Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, the Company began shipping products utilizing its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride. Additionally, the Company began development of its fourth generation 128-bit graphics accelerator chip technology. There can be no assurance that the Company's new product, Revolution3D, utilizing the Ticket to Ride chip will be successful or that the fourth generation product will be completed and marketed successfully. The Company also markets Hawkeye95, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95. In addition, the Company has begun to ship several new video/graphics products, including the second generation of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and the Imagine 128 Series 2 8MB H-VRAM, 3-D products targeted at the desktop PC games market, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1997 and 1998, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

    The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 39.1% of net sales in the third quarter of 1997, 68.3% of net sales in 1996, and 52.8% of net sales during 1995 are particularly susceptible to fluctuations.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

    Net Sales: Net sales decreased approximately 61%, to $11.5 million in the third quarter of 1997 from approximately $29.4 million in the third quarter of 1996. This decrease was primarily attributable to a decrease of net sales to the Company's OEM customers, as well as significant pricing pressure on all of the Company's products. Sales to OEMs decreased 79%, to $4.5 million in the third quarter of 1997 from approximately $21.8 million in the third quarter of 1996, representing 39.1% of net sales in the third quarter of 1997 compared to 74.1% in the third quarter of 1996. The decrease in OEM sales was primarily a result of the discontinuation of sales of the Company's proprietary based 128-bit products and merchant based products to Dell Computer Corporation ("Dell"). There were no sales to Dell in the third quarter of 1997 compared to 58.7% of net sales in the third quarter of 1996. Net sales to domestic two-tier distribution and retail customers decreased approximately 37% to approximately $4.0 million in the third quarter of 1997 from approximately $6.3 million in the third quarter of 1996. Total international sales decreased 52% to $3.2 million in the third quarter of 1997 from $6.7 million in the third quarter of 1996. Sales of the Company's proprietary based 128-bit products represented 82.6%, or approximately $9.5 million, of net sales for the third quarter of 1997 compared to 55.4%, or approximately $16.3 million, of net sales for the third quarter of 1996.

    Gross Margin: Gross profit decreased to $2.0 million in the third quarter of 1997 compared to gross profit of $5.7 million in the third quarter of 1996. This decrease was primarily attributable to the reduction in net sales, particular lower sales of the Company's proprietary products to its OEM customers, as well as significant pricing pressure in the quarter on sales of older technology products. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 8%, to approximately $3.3 million in the third quarter of 1997 from approximately $3.6 million in the third quarter of 1996, primarily related to expense control of the Company's advertising and channel promotion activities as compared to the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 28.7% in the third quarter of 1997 compared to 12.2% in the third quarter of 1996. The Company currently expects that total selling, general and administrative expenses will decrease, although not necessarily as a percentage of net sales, primarily as a result of additional expense controls and headcount reductions.

    Research and Development Expenses: Research and development expenses increased approximately 29%, to approximately $2.2 million in the third quarter of 1997 from approximately $1.7 million in the third quarter of 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant-based video/graphics products, as well as non-recurring engineering expenses associated with the completion of the development effort of the Company's Revolution3D products, based on the Company's third generation 128-bit graphics accelerator chip, Ticket-2-Ride, as well as associated graphic boards utilizing this chip, such as Revolution 3D. During the third quarter of 1997, the Company continued the development of its next-generation, which is the fourth generation, proprietary 128-bit graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 19.1% in the third quarter of 1997 from 5.8% in the third quarter of 1996

    Interest Expense/Income: Interest expense for the third quarter of 1997 was $46,000 compared to interest expense of $230,000 in the third quarter of 1996. During the third quarter of 1997, the Company had lower average balances outstanding against its revolving line of credit than during the third quarter of 1996.

    Other Expense/Income: Other income totaled $66,000 in the third quarter of 1997 compared to other income of $127,000 in the third quarter of 1996. Other income during the third quarters of 1997 and 1996 was primarily attributable to interest earned on cash and cash equivalents.

    Provision (Benefit) for Income Taxes: In the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

    Net Sales: Net sales decreased 66%, to approximately $32.6 million in the first nine months of 1997 from approximately $95.0 million in the first nine months of 1996. This decrease was primarily attributable to a decrease in net sales to the Company's OEM customers. Sales to OEMs decreased 74%, to $16.6 million in the first nine months of 1997 from $63.4 million in the first nine months of 1996, representing 50.9% of net sales in the first nine months of 1997 compared to 66.7% in the first nine months of 1996. The decrease in sales to OEMs was primarily a result of discontinuation of the sales of the Company's products to Dell during the second quarter of 1997. Sales to Dell represented approximately $4.9 million, or 15.0%, of net sales during the first nine months of 1997 compared to $48.4 million, or 50.9%, of net sales during the first nine months of 1996. Total international sales decreased 50% to approximately $11.2 million in the first nine months of 1997 from approximately $22.6 million in the first nine months of 1996. Sales of the Company's proprietary based 128-bit products represented approximately $24.6 million or 75.5% of net sales during the first nine months of 1997, compared to $33.6 million or 35.4% during the first nine months of 1996.

    Gross Margin: Gross margin decreased 67%, to $3.2 million in the first nine months of 1997 from $9.7 million in the first nine months of 1996. This decrease was primarily attributable to the reduction in net sales, particular lower sales of the Company's proprietary products to its OEM customers, as well as significant pricing pressure in the first nine months of 1997 on sales of older technology products. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 15%, to $10.5 million in the first nine months of 1997 from $12.4 million in the first nine months of 1996, primarily as a result of a reduction of advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses were 32.2% in the first nine months of 1997 compared to 13.1% in the first nine months of 1996. The Company currently expects that total selling, general and administrative expenses will continue to decrease although not necessarily as a percentage of net sales, primarily as a result of expense controls and headcount reductions.

    Research and Development Expenses: Research and development expenses increased 49%, to approximately $6.4 million in the first nine months of 1997 from $4.3 million in the first nine months of 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant based video/graphics products, lower capitalization of software costs, as well as engineering nonrecurring expenses associated with the completion of chip development of the Company's third generation proprietary based 128-bit graphics accelerator product Revolution3D. During the first nine months of 1997, the Company began the development of its next-generation, which is the fourth generation, proprietary 128-bit chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 19.6% in the first nine months of 1997 from 4.5% in the first nine months of 1996.

    Expenses Associated With Settlement With a Subcontractor: During the first nine months of 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above the then current price levels. As a percentage of net sales, this settlement was 2.1% of net sales during the first nine months of 1996.

    Interest Expense/Income: Interest expense for the first nine months of 1997 was $229,000 compared to interest expense of $675,000 in the first nine months of 1996. During the first nine months of 1997, the

Company had lower average balances outstanding against its revolving line of credit than during the first nine months of 1996.

    Other Expense/Income: Other income totaled $305,000 in the first nine months of 1997 compared to other income of $338,000 in the first nine months of 1996. Other income during the first nine months of 1997 and 1996 was primarily attributable to interest earned on cash and cash equivalents; other income during the first nine months of 1996 was primarily attributable to foreign currency gains.

    Provision (Benefit) for Income Taxes: In the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred through the second quarter of 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized. For the nine months ending September 29, 1996, the Company provided an additional income tax benefit of $295,000 associated with the losses incurred during the period.


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

    The Company is dependent on sole or limited source suppliers for certain key components and has experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of components, particularly memory chips. The Company is actively working with memory component suppliers to secure pricing and volume commitments for future production. Additionally, the Company's suppliers could impact the availability of key components, particularly memory and graphics accelerator chips, to the extent that they reduce the Company's lines of credit and payment terms. In such an event, the Company could have difficulty securing sufficient supply to meet customer requirements. There can be no assurance that commitments will be secured in sufficient amounts to meet the needs of the Company or at prices that will enable the Company to attain profitability.

    The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets is often as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company has in the past experienced and could in the future experience reductions in sales of older generation products as customers anticipate new product introductions. For example, the Company has completed its development efforts on its Ticket to Ride 128-bit video/graphics accelerator chip, while its second generation proprietary 128-bit video/graphics accelerator chip is nearing the end of its product life cycle. The Company's ability to successfully transition its Imagine 128 Series 2 products to its Revolution3D products, based on its third generation proprietary-based 128-bit product, will depend on such factors. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

    The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the first quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company does not expect that net sales to Dell during the remainder of 1997 will be significant. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of expense levels is based in large part on the Company's expectations of future sales. As a result of the decline in net sales to the Company's OEM customers, primarily Dell, and product transitions, the Company expects that net sales will decline during the fourth quarter of 1997 compared to the fourth quarter of 1996. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

    The Company's products have historically been based both on merchant and proprietary-based video/graphic accelerator chips. The Company's contribution from these product lines has been equally important during the last few years. However, the Company believes that over the long-term, its proprietary-based products will become an increasingly more important factor in determining success for the Company. During 1996 and 1997 the Company's reliance on its proprietary products has increased as a percentage of net sales and gross profit. As a result, if sales of its proprietary-based products do not meet the Company's expectations, or if the Company experiences delays in the completion and availability of these proprietary-based products, it may be unable to quickly develop merchant-based products, which could have a material adverse effect on the Company's operating results.

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

    Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 40.7% in the first quarter of 1997 from the fourth quarter of 1996, and 12.2% in the first quarter of 1996 from the fourth quarter of 1995, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.


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

   The Company continued to incur losses in 1997, revenue has dropped, and marketplace pricing has increased. The Company's operating activities used cash of approximately $5.0 million during the first nine months of 1997, compared to operating activities which provided cash of approximately $8.4 million during the first nine months of 1996. During the first nine months of 1997, net decreases in accounts receivable, and inventories provided cash of approximately $2.6 million and $5.7 million, respectively, which was offset by a net loss from operations of approximately $15.4 million. Decreases in accounts receivable have primarily been attributable to lower sales levels during the first nine months of 1997. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At September 27, 1997, the Company's principal sources of liquidity consisted of approximately $3.6 million of cash and cash equivalents and approximately $9.8 million available under its revolving line of credit, pending approval of the debt covenant waivers and subject to the Company receivables described below.

    During the first nine months of 1997, investing activities used cash of approximately $2.1 million for purchases of computer and office equipment compared to $2.1 million for purchases and office equipment and $466,000 of capitalized software costs during the first nine months of 1996. Financing activities used cash of approximately $3.2 million during the first nine months of 1997, attributable to the reduction of the outstanding balance of the revolving credit facility by $3.3 million. During the first nine months of 1996, financing activities provided cash of $1.1 million, primarily attributable to increasing the balance outstanding on the Company's revolving credit facility by $666,000.

    As of September 27, 1997, approximately $5.2 million was outstanding under the Company's revolving credit facility. The Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Agreement or has required a waiver from its lender. The Company is seeking a waiver for compliance with certain covenants at the conclusion of the third quarter of 1997, and as such remains out of compliance with certain terms of its Loan Agreement. Should the lender grant a waiver for such noncompliance at the conclusion of the third quarter of 1997, the Company anticipates that it will require an additional waiver from its lender at the conclusion of the fourth quarter of 1997. Should the lender refuse to grant such a waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

    The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and the existing bank debt or alternative financing if available to the Company would be sufficient to fund operations at current levels through the end of 1997. However, future growth in sales, significant losses and limitations of credit/terms by suppliers, and/or continued increases in working capital required by the Company's business would result in the need for the Company to obtain additional equity or debt financing. Additionally, the Company believes that working capital requirements for future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing during 1998. As a result, the Company is exploring strategic and financing alternatives. No assurances can be given that these funds will be available to the Company on acceptable terms, if at all. The Company believes it is prudent to evaluate opportunities to enhance its competitive position and financing requirements in the technology marketplace.

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

    On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, (Andrew Najda, Stanley W. Bialek, , Dr. Fouad H. Nader and William H. Thalheimer), former members of the Company's Board of Directors, (Gill Cogan, Dr. Paul R. Low), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (during the period in question), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees.
By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

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

          Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5 - OTHER INFORMATION

         During the quarter ended September 27, 1997, Dr. Paul R. Low and Mr. Gill Cogan resigned as members of the Company's Board of Directors. On October 6, 1997, the Company entered into an Employment Separation Agreement with John
G. Thompson pursuant to which Mr. Thompson resigned as the President and Chief Operating Officer and as Director of the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS
           --------

       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

       Exhibit
       Number      Description
       -------     -----------

        10     Employment Separation Agreement, dated October 6, 1997, between the Registrant and John G. Thompson
        11     Statement Regarding Computation of Net Income (Loss) per Share
        27     Financial Data Schedule

   ______________________________________________

      (B)  REPORTS ON FORM 8-K
           -------------------

       No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  October 30, 1997             /s/  Andrew Najda
                                    ------------------------------------------
                                    Andrew Najda
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  October 30, 1997             /s/  Daniel W. Muehl
                                    ------------------------------------------
                                    Daniel W. Muehl
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number    Description of Exhibits                                        Page
--------------    -----------------------                                        ----

    10            Employment Separation Agreement, dated October 6, 1997,
                  between the Registrant and John G. Thompson
    11            Statement Regarding Computation of Net Income
                  (Loss) per Share                                                20
    27            Financial Data Schedule
