Form 10-Q/A
period 1997-09-27
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1997-10-30
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549


                                  FORM 10-Q/A

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

                             INDEX TO FORM 10-Q/A

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

    As of September 27, 1997, approximately $5.2 million was outstanding under the Company's revolving credit facility. The Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Agreement or has required a waiver from its lender. The Company is seeking a waiver for noncompliance with certain covenants at the conclusion of the third quarter of 1997, and as such remains out of compliance with certain terms of its Loan Agreement. Should the lender grant a waiver for such noncompliance at the conclusion of the third quarter of 1997, the Company anticipates that it will require an additional waiver from its lender at the conclusion of the fourth quarter of 1997. Should the lender refuse to grant such a waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

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
