Form 10-K
period 1997-12-27
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-03-27
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 27, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from to

                        Commission file number: 0-25898

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                              04-2821358
                                                    (IRS Employer
    (State or other jurisdiction of              Identification No.)
    incorporation or organization)

     18 HARTWELL AVENUE LEXINGTON,                      02173
             MASSACHUSETTS                           (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (781) 674-0009

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of March 2, 1998, was $11,697,342, based on the last sale price as reported by The Nasdaq Stock Market.

  As of March 2, 1998, the registrant had 9,194,351 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held June 11, 1998 is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  Number Nine provides high-performance visual technology subsystems that render and control the graphic and video images transmitted to desktop PC monitors. The Company's products enable a PC to operate with more color, higher resolution, faster screen refresh rates and other features. The Company's primary products are video/graphics accelerator subsystems incorporating its productivity-enhancing software.

  A video/graphics accelerator subsystem consists primarily of an accelerator chip, memory chips, a digital-to-analog converter ("DAC"), and software drivers and utilities. The accelerator chip is the graphics "engine" that enhances speed, image clarity and color by performing functions that would otherwise be executed by the Central Processing Unit ("CPU"). Memory chips, which are available in DRAM, SGRAM and higher-performance VRAM and WRAM configurations, are used to temporarily store graphics information for display. The DAC converts data from the digital format in which it is typically stored in the graphics memory to the analog format required by the display monitor. Software drivers are used to interface the accelerator chip with the CPU and optimize the overall performance of the subsystem. Software utilities, which increase the number and variety of display features, are increasingly being added to accelerator subsystems as end-users seek greater functionality and access to advanced features.

  The Company was incorporated in Connecticut in May 1982, reincorporated as a Massachusetts corporation in January 1987 and reincorporated as a Delaware corporation in December 1994. The Company's executive offices are located at 18 Hartwell Avenue, Lexington, Massachusetts 02173 and its telephone number is
(781) 674-0009.

128-BIT PRODUCTS

  Imagine 128 Accelerator Subsystems. In 1994, the Company began shipping an accelerator subsystem based on the Company's first proprietary 128-bit video/graphics accelerator chip. This chip, ("Imagine 128") was the first 128-bit video/graphic accelerator chip in the industry. The Company believes that its 128-bit family of products currently represents one of the highest performing video/graphics accelerator technology solutions for desktop PCs. The Company is placing greater emphasis on continuing to develop, market and sell its proprietary 128-bit based products compared to its merchant-based products. There can be no assurance that the Company will complete development of such additional products or that if it does it will successfully manufacture and market such products.

  The performance capabilities of its 128-bit product make it well suited for a variety of high-end video/graphics applications. They are targeted to business, home and professional users preferring sophisticated levels of interactivity and graphics for applications such as desktop publishing, imaging, pre-press, digital video editing, 3-D visualization and CAD.

  This architecture couples a 128-bit graphics engine with a 128-bit data path between the chip and the graphics memory. This architecture allows the graphics engine to receive and process twice as much information per clock cycle as 64-bit accelerator chips. In addition, the Imagine 128 family interfaces with the host PC through a 32-bit register structure that directly matches 32-bit operating systems such as Windows95, WindowsNT, 32-bit CPUs such as the Pentium, 64-bit CPUs such as Alpha, and 32-bit buses such as PCI. In

1996, the Company began volume production of its second generation 128-bit video/graphics products based on enhancements to the Imagine 128 architecture. The first generation of the Company's 128-bit accelerator subsystems was discontinued in 1997, and the Company intends to discontinue the second generation in early 1998.

  Third Generation 128-bit Products. The Company completed development of its third generation 128-bit video/graphics products during 1997. It is based on enhancements of the Imagine 128 and Imagine 128 Series 2 architecture. The "Ticket to Ride" chip was designed to provide faster 2-D and 3-D capabilities, including texture mapping for high-end entertainment and advanced memory support. In addition, the Company offers both SGRAM and WRAM configurations of its third generation 128-bit products. The Company began shipments in August, 1997. The Company expects to discontinue this product during 1998.

  Fourth Generation 128-bit Products. The Company is currently designing its fourth generation of 128-bit video/graphics products based on enhancements of its third generation 128-bit technology. The fourth generation 128-bit chip is being designed to provide faster performance and enhanced 2-D and 3-D capabilities, an internal RAMDAC and advanced memory support. The Company believes that products utilizing this chip will begin shipping in 1998. There can be no assurance that the Company will successfully complete the design effort of its fourth generation of its 128-bit technology.

  Imagine 128 Accelerator Subsystems for the PowerMacintosh. In addition to Imagine 128 products for the PC, during 1995, the Company introduced Imagine 128 accelerator subsystems for the PCI-based Apple PowerMacintosh and corresponding PowerMacintosh "clones." Imagine 128 for PowerMacintosh utilizes the Company's proprietary family of Imagine 128 accelerator chips as a video/graphics engine. This product (with the PCI bus) interfaces with the PowerMacintosh through the MAC O/S 32-bit operating system. Imagine 128 for PowerMacintosh is designed for users of graphics and video-intensive applications, such as Mac-based color, pre-press, desktop publishing and other applications requiring photorealistic true color at high resolutions. The Company intends to continue to market and sell products for the PowerMacintosh with its Imagine 128 chips. However, there can be no assurance that the Company will be successful in marketing its products for the PowerMacintosh.

  Imagine 128 Accelerator Chips. In addition to accelerator subsystems, the Company expects that there will be increasing opportunities to sell Imagine 128 technology as a chip-level product to selected OEMs and to developers of non-PC, graphics-intensive embedded applications such as medical imaging and 3-D simulation. Number Nine believes that in addition to its performance advantages, Imagine 128's 32-bit programming interface will facilitate such customers' product designs. The Company has achieved chip-level design wins from manufacturers of medical imaging devices, a company developing systems for the Federal Aviation Administration, a company developing a RISC workstation, a company developing video editing equipment as well as the manufacturer of Power Macintosh accelerator subsystems, although sales to date have been minimal. There can be no assurance that the Company will be successful in marketing its Imagine 128 accelerator chips.

64-BIT PRODUCTS

  The Company has offered two families of 64-bit accelerator subsystems, the 9FX line introduced in 1995 and the prior generation GXE64 line, which was discontinued in 1996. The Company utilizes merchant accelerator chips for its 64-bit products, which provide high performance across a broad range of functionality and price points. Number Nine differentiates all of its 64-bit products through one or more of the following: custom board design, which permits easier installation; incorporation of proprietary software drivers, which can increase board speed and compatibility with the PC operating system; and inclusion of the HawkEye utilities suite, which provides increased functionality.

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

  The market for products utilizing merchant accelerator chips can be characterized as more competitive than the high-end market. The Company has experienced significant competition in this market with efforts by competitors to secure market share and volume. Additionally, since the Company does not assemble its products, the cost to the Company of its products may be higher than similar competitive products, which results in a lower gross margin. As a result, some of the products that the Company has developed have been less successful than the Company originally anticipated. The Company is continuing to evaluate the market opportunity that exists with merchant chip technology and may at times decide to manufacture and market these types of products. There can be no assurance that the Company will develop such products, or that if it does, it will successfully manufacture and market such products.

  9FX Accelerator Subsystems. The Company's most recently introduced 64-bit products comprise the 9FX family. The 9FX series feature video acceleration and interpolation to provide full-screen, full-motion video with minimal loss of color quality and motion continuity. During 1997, the Company discontinued its Vision 330, Motion 331, Reality 332 and Reality 772 products based on S3 technology. During 1997, the Company developed the Reality 334 product based on the S3 Virge GX2 accelerator chip. The Reality 334 is designed to provide windows acceleration, video playback and enhanced 3D capability. The 9FX Reality 334 product is anticipated to be discontinued by the end of 1998. The Company will evaluate additional merchant chip technology and may provide additional 9FX products if the Company believes it can be successful with them.

SOFTWARE

  The Company believes that in-house software expertise is essential to providing reliable, high performance visual technology solutions. The Company has committed substantial resources to the development and continued enhancement of software drivers and utilities for both its proprietary and merchant based accelerators. The Company believes its in-house development of hardware and software give it a number of competitive advantages, including the ability to bring products to market faster, produce better integrated software and hardware designs, add value to its subsystems based on merchant accelerators, ensure product quality, provide timely updates and continue to enhance the performance and ease of use of the Company's products. The Company believes that much of the market acceptance of its products to date has resulted from the quality of its software drivers and productivity-enhancing software utilities which differentiate its entire product line.

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

CUSTOMERS AND DISTRIBUTION CHANNELS

  The Company's customers are comprised of strategic original equipment manufacturers ("OEMs") such as International Business Machines Corporation ("IBM"), NEC/Packard Bell ("NEC"), Quantex Microsystems, Inc., Micron Electronics, Inc. ("Micron"), Digital Equipment Corporation, Hitachi, Ltd. and Unisys Corporation; national and international distributors such as Ingram Micro, Inc., Merisel, Inc., Tech Data Corporation, DIA Semicon Systems Inc. and Macrotron AG; and retailers such as Fry's Electronics, Inc. In addition, Number Nine sells through system integrators such as Electronic Data Systems Corporation and PRC, Inc., and mail order sellers such as PC Connection, Inc. and Publisher's Toolbox Inc. The Company's principal channels of distribution are described below.

  Strategic OEM Customers. OEMs purchase the Company's video/graphics subsystems and integrate them into complete PC systems. The Company's OEM sales have deteriorated significantly during 1997 as the Company was unable to secure major OEM contracts for its products, and its largest OEM customer in 1996 changed vendors for certain of the Company's products due to pricing considerations. OEM sales declined to $20.7 million, or 43.8% of net sales in 1997, from $80.9 million, or 68.3% of net sales in 1996. Dell, the Company's largest OEM customer, accounted for $4.9 million or 10.4% of the Company's net sales in 1997 compared to $62.7 million or 52.9% of the Company's net sales in 1996. The Company expects a substantial portion of its future sales to remain concentrated with key OEM customers. There can be no assurance, however, that the Company will be successful in broadening its OEM customer base.

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

  Two-Tier and Retail Distribution. Worldwide sales to customers in the two-tier and retail distribution channel accounted for approximately 56.2% of net sales in 1997 and 31.7% of net sales in 1996. Two-tier distributors purchase the Company's retail-packaged products in quantity and market them to value added resellers ("VARs"), system integrators and retailers for final sale to end-users. Certain of these volume customers purchase products directly from the Company rather than from two-tier distributors.

  During 1996 and 1997, the Company had experienced a decline in net sales in the two-tier and retail distribution channel as a result of a shift in emphasis to expanding its business with OEM customers, as well as an emphasis towards the Company's higher-end proprietary 128-bit based products. The Company is evaluating this market and is increasing its emphasis on expanding the VAR and system integrator segments, although the Company expects to continue to market and sell its products to certain retailers. The Company's efforts to emphasize the VAR and system integrator market is beginning to expand. There can be no assurance that the Company will be successful in marketing and selling its products into these market segments.

  The Company has distribution agreements with all of its principal distributors. As is typical in the PC industry, the Company allows its distributors to return inventory to the Company for credit against other purchases on negotiated terms. While the Company has historically been able to resell a large percentage of returned products to other retail distribution customers, there can be no assurance that it will always be able to do so. In addition, the Company's agreements with its distributors typically contain price protection clauses pursuant to which the Company grants credits if it reduces current selling prices on products previously purchased by the distributor currently in inventory. Sales to distributors are made pursuant to specific purchase orders, which are cancelable without significant penalties.

  International Distribution. International sales include sales to both OEMs and two-tier and retail distributors. International sales accounted for 37.2%, 25.5%, and 29.5% of net sales in 1997, 1996 and 1995, respectively. As part of its strategy to build international sales, the Company sought to hire local sales and support personnel and to provide local versions of its products and related documentation, and maintain a European sales operation with full-time sales and support employees in Germany, England and Spain. During 1996, the Company's net sales to its two-tier and retail distributors, primarily in Europe, were less than anticipated. As a result, the Company replaced certain sales employees during 1996 and the beginning of 1997. At the conclusion of 1997, the Company closed its sales offices in Spain and England because the sales activity for these offices was less than anticipated. Although net sales to two-tier and retail distributors increased, primarily in Germany, during 1997, there can be no assurance that the Company will continue to be successful with these efforts. In addition, the Company has established a sales and support operation in Japan. International sales are subject to risks, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, tariffs and other barriers and restrictions, difficulties in staffing and managing foreign sales operations, potentially adverse tax consequences, and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. The Company currently denominates all its sales in U.S. dollars but may in the future denominate its sales in local currencies and become subject to risks associated with fluctuations in currency exchange rates. The Company has experienced no material difficulties to date as a result of these factors.

MARKETING AND SALES

  As part of the Company's strategy to diversify its distribution channels and expand retail sales, in 1996, the Company continued its marketing efforts to build brand awareness and gain retail shelf space. The Company's marketing program included consumer-oriented product packaging, and demonstrations, and direct mail and marketing to resellers and end-users. These marketing efforts focused on the Company's 9FX and Imagine 128 product lines. Number Nine believes that its investment in promoting greater brand awareness among end-users may make its products more attractive to OEMs. However, the marketing effort during 1996 to gain retail shelf space was less successful than the Company had anticipated. As a result the Company placed greater marketing effort on expanding its emphasis of the VAR and system integrator market during 1997. The Company believes that brand awareness is as important with these customers as it is with OEMs. This effort has resulted in additional business from the VAR and system integrator market during 1997. Although, the Company anticipates that it will continue to expand its presence in this market, there can be no assurance that the Company will be successful in this effort.

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

CUSTOMER SUPPORT

  The Company employs a full-time and part-time staff of eight technical support representatives. The Company provides its customers with a range of technical support services. In addition to phone support, customers and prospective customers may access a 24-hour electronic bulletin board service, electronic mail ("e-mail"), and the internet, for distribution of updated driver and BIOS software and other product information.

There can be no assurance that the Company will be able to recruit, train and retain sufficient additional customer service employees to improve its service and keep pace with customer needs.

  The Company generally offers end-users a three-year warranty on its products. The Company has experienced no warranty claims or liabilities to date which, individually or in the aggregate, management believes have had a material adverse effect on the Company's operating results. There can be no assurance, however, that future warranty claims or liabilities will not have a material adverse effect on future operating results.

PRODUCT DEVELOPMENT AND ENGINEERING

  Since its founding in 1982, the Company has sought to establish a reputation for introducing industry-leading graphics technology. In 1983, the Company introduced what it believes to be the industry's first 1024 x 768 resolution graphics board; in 1984, the first 256-color capability graphics board; and in 1985, the first true color (16.7 million colors) graphics board. In November 1993, the Company's first PC graphics accelerator product, the GXE 4 MB VRAM board configured with HawkEye, won PC Computing magazine's "MVP" award for all graphics products. At the COMDEX shows in Fall 1995, Fall 1996 and Fall 1997, the Company's products were named an "MVP Finalist" by PC Computing, at the Fall 1997 show, the Company Revolution 3D product was named MVP for High-end PC Graphics. Most recently, Number Nine received New Media Magazine's "Hyper" award for "Best Video/Graphics Accelerator Card" for 1997 with its third generation Revolution 3D. Number Nine believes that continued innovation and leadership in product development will be critical to any future success of the Company.

  The Company currently employs 43 engineers, including hardware engineers with significant expertise in ASIC design and development of graphics products for the PC and workstation industry, software engineers with significant experience in Microsoft Windows applications, display driver development, BIOS and multimedia, and quality assurance engineers. The Company believes its in-house hardware and software development capabilities give it a number of competitive advantages, including the ability to bring products to market faster, produce better integrated software and hardware designs, ensure product quality, provide timely updates and continue to enhance the performance and ease of use of the Company's products. At times, the Company utilizes outside contractors to assist with software development and testing, particularly for non-core applications.

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

  The Company's engineering, sales and management personnel have developed close collaborative relationships with many of their industry counterparts and have used these relationships to identify market demands and target research and development to meet those demands. During 1997, 1996 and 1995, the Company expensed approximately $8.3 million, $5.8 million and $3.0 million, respectively, for research and development. Additionally, in 1996 and 1995, the Company capitalized approximately $0.5 million and $0.8 million, respectively, of software costs related to the development of software products, Hawkeye95 and drivers. The Company did not capitalize software costs during 1997. The Company expects to further increase its research and development spending on new and emerging visual technology solutions.

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

  The Company's principal competitors include ATI Technologies, Inc. ("ATI"), Diamond Multimedia Systems, Inc., Matrox Electronic Systems, Inc. ("Matrox") and STB Systems, Inc. Each of these named competitors have graphics accelerator products that are marketed in competition with the Company's 64-bit and 128-bit graphics accelerator products. The Company's principal competitors on chip technology include 3DFX Interactive, Inc., 3DLabs Inc., Ltd., Nvidia Corporation, ATI and Matrox. Numerous competitors, particularly in higher-volume, lower-priced product categories, compete primarily on the basis of price, which may result in reduced sales and/or lower margins for the Company's products. In addition, many companies compete on the basis of their integrated circuit design capabilities, by supplying accelerator chips on a merchant basis, by producing board-level products, by integrating the accelerator chip that will be placed directly on the CPU motherboard. Several of the Company's board-level competitors, as well as various independent software developers, produce software utilities offering features comparable to HawkEye95. Future enhancements to such competing software products that are not matched by the Company, or the inclusion of comparable features in future versions of the Windows operating system, could diminish the relative attractiveness of the Company's HawkEye95 utilities software. In addition, the Company may in the future experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products. The Company's current and prospective competitors include many companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

MANUFACTURING AND SUPPLIERS

  Most manufacturing, assembly, product testing and shipping operations are performed for the Company by third parties. This approach allows the Company to avoid the costs of owning and operating dedicated manufacturing facilities and to focus its resources on product design and development, quality assurance, marketing and customer support. The Company's accelerator subsystems are currently manufactured through modified turnkey arrangements or consignment assembly agreements with various subcontractors in North America. In 1996, Number Nine converted a significant portion of its product manufacturing from consignment to turnkey operations. The Company expects to complete the conversion of all of its manufacturing to turnkey operations in late 1998 and to benefit from the volume purchasing, materials management, quality control and state-of-the art manufacturing capabilities of turnkey manufacturers. However, there can be no assurance that the Company will be successful in transitioning to turnkey manufacturing or in managing turnkey manufacturing to achieve the efficiencies desired.

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

  The Company has subcontracted the fabrication of its proprietary Imagine 128 chip designs to LSI Logic Corporation ("LSI") and NEC Corporation. The Company's latest generation, "Ticket to Ride," is being fabricated by LSI. The design and production ramp-up for these foundries could take longer than anticipated, and the Company could experience problems in the reliability and quality of chips produced by the foundries. There can be no assurance that independent foundries will be willing or able to satisfy all of the Company's requirements on a timely basis.

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

EMPLOYEES

  At March 2, 1998, the Company employed 97 individuals, of whom 31 were employed in sales, marketing and customer support, 43 in engineering, five in operations and 18 in finance and administration. The Company regularly seeks to identify skilled engineering and other potential employee candidates, and has found that competition for personnel in the PC industry is intense. The Company believes its ability to recruit and retain highly skilled technical and other management personnel is critical to its ability to execute its business plans. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

  The Company leases a 3,000 square foot portion of a facility located in Hudson, New Hampshire that serves as an additional site for research and development. At present, this facility includes office space capacity for designing and developing products. The Company's lease for this space expires in January 1999.

  The Company leases a 2,594 square foot facility in Unterhaching, Germany that serves as its European sales office. The lease expires in 2003, and the Company has an option to extend the lease for a five-year period. In addition to the main European sales office in Unterhaching, Germany, the Company leases office suites in Madrid, Spain and Potters Bar, England. At the conclusion of 1997, the Company closed its sales offices in England and Spain. The Company's leases in Spain and England will expire during the first quarter of 1998 and will not be renewed.

  The Company leases an office suite in Tokyo, Japan that serves as its Japanese sales office. The lease expires in April 1999. The office suite is approximately 1,200 square feet. The Company believes that the space is adequate to meet the Company's requirements in Japan and that it will not require additional space for the forseeable future.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operation in the normal course of business. Other than the litigation discussed below, the Company is currently not a party to any additional legal proceeding the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company.

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W.

Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other that John G. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 27, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The Company's Common Stock began trading on The Nasdaq Stock Market on May 26, 1995 under the symbol "NINE." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by Nasdaq:

                                                                   COMMON STOCK
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
   1996:
   First Quarter.................................................. $ 8.75 $ 3.88
   Second Quarter................................................. $13.00 $ 4.75
   Third Quarter.................................................. $ 8.50 $ 5.25
   Fourth Quarter................................................. $ 8.25 $ 4.50
                                                                   COMMON STOCK
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
   1997:
   First Quarter.................................................. $ 6.00 $ 2.88
   Second Quarter................................................. $ 6.25 $ 2.00
   Third Quarter.................................................. $ 5.00 $ 2.94
   Fourth Quarter................................................. $ 5.13 $ 1.75

  On March 2, 1998, the last sale price of the Common Stock was $1.91.

STOCKHOLDERS

  As of March 2, 1998, there were approximately 109 stockholders of record of the 9,194,351 outstanding shares of Common Stock. The Company believes there are in excess of 5,000 beneficial owners of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data with respect to the Company which has been derived from the consolidated financial statements of the Company for each of the five years in the period ended December 27, 1997. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Form 10-K.

                                                     YEAR ENDED
                          ----------------------------------------------------------------
                          DECEMBER 27, DECEMBER 28, DECEMBER 30, DECEMBER 31, DECEMBER 31,
                              1997         1996         1995         1994         1993
                          ------------ ------------ ------------ ------------ ------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
DATA:
Net sales...............    $ 47,205     $118,525     $116,819     $66,203      $25,525
Cost of sales...........      44,053      103,357      105,792      54,007       17,491
                            --------     --------     --------     -------      -------
Gross profit............       3,152       15,168       11,027      12,196        8,034
Operating expenses:
  Selling, general and
administrative..........      13,766       15,957       15,487       7,106        5,814
  Research and
development.............       8,263        5,816        2,991       2,154        1,524
Settlement with
subcontractor...........          --        1,959           --          --           --
                            --------     --------     --------     -------      -------
  Total operating
expenses................      22,029       23,732       18,478       9,260        7,338
                            --------     --------     --------     -------      -------
Income (loss) from
operations..............     (18,877)      (8,564)      (7,451)      2,936          696
Other income (expense):
  Interest expense, net.        (387)        (895)        (443)       (383)        (184)
  Other income, net.....         324          512          378          37           47
                            --------     --------     --------     -------      -------
Income (loss) before
income taxes............     (18,940)      (8,947)      (7,516)      2,590          559
Provision (benefit) for
income taxes............       1,839         (296)      (2,443)        890          177
                            --------     --------     --------     -------      -------
Net income (loss).......    $(20,779)    $ (8,651)    $ (5,073)    $ 1,700      $   382
                            ========     ========     ========     =======      =======
Net income (loss) per
 common share--basic
 (1)....................    $  (2.28)    $  (0.96)    $  (0.64)    $  0.31      $  0.07
                            ========     ========     ========     =======      =======
Net income (loss) per
 common share--
 diluted(1).............    $  (2.28)    $  (0.96)    $  (0.64)    $  0.23      $  0.06
                            ========     ========     ========     =======      =======
Weighted average number
 of common shares
 outstanding--basic (1).       9,120        8,970        7,983       5,494        5,490
Weighted average number
 of common shares
 outstanding--diluted
 (1)....................       9,120        8,970        7,983       7,421        6,069

--------
(1)See Note B of Notes to Consolidated Financial Statements.

                                                    YEAR ENDED
                         ----------------------------------------------------------------
                         DECEMBER 27, DECEMBER 28, DECEMBER 30, DECEMBER 31, DECEMBER 31,
                             1997         1996         1995         1994         1993
                         ------------ ------------ ------------ ------------ ------------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash
equivalents.............   $ 2,481      $13,895      $ 5,235      $ 3,057      $   150
Working capital.........     1,726       22,822       32,505        8,638        1,797
Total assets............    21,859       43,180       76,031       36,840       11,889
Total debt, including
current portion.........     8,500        8,567        8,919        6,988        3,358
Convertible preferred
stock...................        --           --           --        5,597           --
Total stockholders'
equity..................     5,782       26,326       34,515        4,397        2,697

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATION

  "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other parts of this Form 10-K contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed here and those included in publicly available filings with the Securities and Exchange Commission, such as this report.

OVERVIEW

  Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, the Company began shipping products utilizing its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride. Additionally, the Company has begun development of its fourth generation 128-bit graphics accelerator chip technology. There can be no assurance that the Company's latest generation product, Revolution3D, utilizing the Ticket to Ride chip will be successful or that the fourth generation product will be completed and marketed successfully. The Company also markets Hawkeye95, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95. In addition, the Company has begun to ship several new video/graphics products, including the second and third generations of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1998, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

  The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. In particular, in the second quarter of 1996, the Company identified charges of approximately $5.7 million of obsolete and excess finished goods and component inventory. There were a number of events during the second quarter of 1996 that were the primary drivers for this provision. These include an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 43.8% of net sales in 1997, 68.3% of net sales in 1996, and 52.8% of net sales during 1995, are particularly susceptible to fluctuations.

  The Company's sales to OEMs typically generate lower gross margins than retail and distributor sales, but also generally entail lower marketing, sales and product support costs. The Company's net sales, gross margins and profits have in the past, and may in the future, vary significantly depending on the proportion of its sales to OEMs and other distribution channels, as well as the mix of products sold in each channel. The Company's sales of merchant-based technology products are typically at a significantly lower margin than the sales of its proprietary technology products. The gross margin on all of the Company's products is significantly impacted by costs of components, particularly memory costs, which have varied widely over the past several years, as well as significant pricing pressure on its products as a result of competition.

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, (Andrew Najda, Stanley W. Bialek, Dr. Fouad H. Nader and William H. Thalheimer), former members of the Company's Board of Directors, (Gill Cogan, Dr. Paul R. Low), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (during the period in question), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

  The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                      YEAR ENDED
                                        --------------------------------------
                                        DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                           1997         1996          1995
                                        ------------ ------------ ------------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Net sales..............................    100.0%       100.0%       100.0%
Cost of sales..........................     93.3         87.2         90.6
                                           -----        -----        -----
Gross profit...........................      6.7         12.8          9.4
Operating Expenses:
  Selling, general and administrative..     29.2         13.5         13.2
  Research and development.............     17.5          4.9          2.6
  Settlement with subcontractor........       --          1.6           --
                                           -----        -----        -----
    Total operating expenses...........     46.7         20.0         15.8
                                           -----        -----        -----
Income (loss) from operations..........    (40.0)        (7.2)        (6.4)
Other income (expense):
  Interest expense.....................     (0.8)        (0.8)        (0.4)
  Other income, net....................      0.7          0.5          0.4
                                           -----        -----        -----
Income (loss) before income taxes......    (40.1)        (7.5)        (6.4)
Provision (benefit) for income taxes...      3.9         (0.2)         2.1
                                           -----        -----        -----
Net income (loss)......................    (44.0)%       (7.3)%       (4.3)%
                                           =====        =====        =====

FISCAL YEAR ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

  Net Sales: Net sales decreased 60% to approximately $47.2 million in 1997 from approximately $118.5 million in 1996. This decrease was primarily attributable to a decrease in net sales to the Company's OEM customers. Sales to OEMs decreased approximately 74%, to approximately $20.7 million in 1997 from $80.9 million in 1996, representing 43.8% of net sales in 1997 compared to 68.3% in 1996. The decrease in sales to OEMs was primarily a result of discontinuation of the sales of the Company's products to Dell during 1997. Sales to Dell represented approximately $4.9 million, or 10.4%, of net sales in 1997 compared to $62.7 million, or 52.9%, of net sales in 1996. Total international sales decreased 43% to approximately $17.2 million in 1997 from approximately $30.2 million in 1996. Sales of the Company's proprietary based 128-bit products represented approximately $36.7 million or 77.7% of net sales in 1997, compared to $48.6 million or 41.0% in 1996.

  Gross Profit: Gross margin decreased 79%, to $3.2 million in 1997 from $15.2 million in 1996. As a result of sales, gross profit in 1997 was 6.7% compared to 12.8% in 1996. This decrease was primarily attributable to the reduction in net sales, particularly lower sales of the Company's proprietary products to its OEM customers, as well as significant pricing pressure in 1997 on sales of older technology products. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 14%, to $13.8 million in 1997 from $16.0 million in 1996, primarily as a result of a reduction of advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses were 29.2% in 1997 compared to 13.5% in 1996. The Company currently expects that total selling, general and administrative expenses will continue to decrease although not necessarily as a percentage of net sales, primarily as a result of expense controls and headcount reductions.

  Research and Development Expenses: Research and development expenses increased 43%, to approximately $8.3 million in 1997 from $5.8 million in 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant based video/graphics products, lower capitalization of software costs, as well as engineering expenses associated with the completion of chip development of the Company's third generation proprietary based 128-bit graphics accelerator product Ticket to Ride, as well as associated graphic boards utilizing this chip, such as Revolution 3D. In 1997, the Company began the development of its next generation, which is the fourth generation, proprietary 128-bit chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 17.5% in 1997 from 4.9% in 1996.

  Expenses Associated With Settlement With a Subcontractor: During 1996, the Company incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of its sub-contractors with respect to the Company's commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above the then current price levels. This settlement was 1.6% of net sales in 1996.

  Interest Expense: Interest expense for 1997 was $387,000 compared to $895,000 in 1996. During 1997, the Company had lower average balances outstanding against its revolving line of credit than during 1996.

  Other Income: Other income totaled $324,000 in 1997 compared to $512,000 in 1996. Other income in 1997 and 1996 was primarily attributable to interest earned on cash and cash equivalents.

  Provision (Benefit) for Income Taxes: In 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.

FISCAL YEAR ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

  Net Sales: Net sales increased 1%, to approximately $118.5 million in 1996 from $116.8 million in 1995. This increase was largely attributable to increased sales of higher-end products with corresponding declines of the Company's lower-end (entry-level) products. Net sales of higher-end 64-bit VRAM and 128-bit products increased 16% to $82.8 million in 1996 from $71.2 million in 1995, representing 69.9% of net sales in 1996 compared to 61.0% of net sales in 1995. Sales to OEMs increased 31%, to approximately $80.9 million in 1996 from $61.7 million in 1995, representing 68.3% of net sales in 1996 compared to 52.8% in 1995. The increase in OEM sales was primarily a result of increased sales to Dell, Unisys and Micron. Sales to Dell represented 52.9% of net sales in 1996 compared to 47.3% of net sales in 1995. Net sales to international two-tier distribution customers decreased approximately 43% to approximately $13.3 million in 1996 from $23.2 million in 1995. Net sales to domestic two-tier and retail customers decreased 24% to $24.3 million in 1996 from approximately $32.0 million in 1995. The Company's net sales to its retail customers were less than anticipated in 1996 despite increased marketing efforts. As a result the Company focused its marketing and sales efforts in this channel towards VARs and system integrators. Total international sales decreased 12% to $30.2 million in 1996 from $34.5 million in 1995. This decrease was primarily attributable to disappointing sales to European two-tier and retail distribution customers.

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

  Interest Expense: Interest expense increased to $895,000 in 1996 compared to interest expense of $443,000 in 1995. During 1996, the Company had higher average balances outstanding against its revolving line of credit than during 1995.

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

  The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets is often as short as six to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company has in the past experienced and could in the future experience reductions in sales of older generation products as customers anticipate new product introductions. For example, the Company is currently completing its development efforts on its fourth generation proprietary 128-bit video/graphics accelerator chip, while its third generation proprietary 128-bit video/graphics accelerator chip is nearing the end of its product life cycle. The Company's ability to successfully transition its Revolution 3D products to its fourth generation proprietary-based 128-bit products will depend on such factors. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

  The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the first quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company's net sales to Dell in 1997 were not significant, $4.9 million during 1997 compared to $62.7 million during 1996. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of expense levels is based in large part on the Company's expectations of future sales. As a result of the decline in net sales to the Company's OEM customers, primarily Dell, and product transitions, net sales declined in 1997 compared to 1996. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

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

  Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 40.8% in the first quarter of 1997 from the fourth quarter of 1996 and 12.7% in the first quarter of 1996 from the fourth quarter of 1995, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

  The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Condensed Consolidated Financial Statements.)

  The Company has continued to incur substantial losses from operations, lost a significant customer, is not in compliance with all of the covenants required by its lender, has unresolved class actions litigation concerning alleged violations of securities laws, and needs additional financing to continue operations, all of which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has retained investment banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist it in the evaluation of potential merger and partnering opportunities. However, no assurance can be provided that the Company will be successful in raising capital or entering into a business alliance. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

  Several factors in the development of the Company's business during 1995, 1996 and 1997 have had a significant impact on its balance sheet and cash flows. During 1995 and 1996, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its business, increasing sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. The Company incurred valuation adjustments for inventory during the fourth quarter of 1995 and second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $8.0 million and $5.7 million, respectively. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. Significant pricing pressure for the Company's products has been experienced during 1997 resulting in lower gross margin and less net income. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

  In 1997, the Company continued to incur losses on reduced revenue while marketplace pricing pressure has increased. The Company's operating activities used cash of approximately $9.0 million in 1997, compared to operating activities which provided cash of approximately $11.2 million in 1996. In 1997, net decreases in accounts receivable, and inventories provided cash of approximately $1.1 million and $6.6 million, respectively, which was more than offset by a net loss from operations of approximately $20.8 million. Decreases in accounts receivable have primarily been attributable to lower sales levels in 1997. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At December 27, 1997, the Company's principal sources of liquidity consisted of approximately $2.5 million of cash and cash equivalents and approximately $6.5 million available under its revolving line of credit, pending approval of the debt covenant waivers and subject to the Company's receivables described below.

  In 1997, investing activities used cash of approximately $2.5 million for purchases of computer and office equipment compared to $2.4 million for purchases and office equipment in 1996. During 1996, the Company capitalized software costs of $466,000; the Company did not have any capitalized software costs in 1997. Financing activities provided cash of approximately $168,000 in 1997, attributable to the exercise of common stock options and through the issuance of common stock through the "1995 Employee's Stock Purchase Plan". During 1996, financing activities provided cash of $274,000, primarily attributable to the exercise of common stock options.

  As of December 27, 1997, approximately $8.5 million was outstanding under the Company's revolving credit facility (the "Loan Agreement"). The Loan Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Loan Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Loan Agreement or has required a waiver from its lender. The Company sought, and received, a waiver for noncompliance with certain covenants at the conclusion of 1997, and as such remains out of compliance with such covenants of its Loan Agreement. Additionally, the Company is currently operating under a forebearance agreement with its lender, which allows the Company to continue to borrow necessary funds in excess of the existing capacity of the Company's borrowing base. The Company believes that the lender will continue to allow the Company to operate under its forebearance agreement while the Company seeks to secure additional financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

  The Company believes that its existing cash balances plus additional funds currently expected to be generated from product sales and the existing bank debt or alternative financing, if available to the Company, would be sufficient to fund operations at current levels through the first quarter of 1998. However, future growth in sales, significant losses and limitations of credit/terms by suppliers, and/or continued increases in working capital required by the Company's business would result in the need for the Company to obtain additional equity or debt financing. Additionally, the Company believes that working capital requirements for future product releases, as well as continued investments in operations, particularly research and development, during 1998 will require additional equity or debt financing. As a result, the Company has retained an investment bank to explore and evaluate different strategic or financing alternatives for the Company and is actively exploring all strategic financial alternatives. No assurances can be given that any financing will be available to the Company on acceptable terms, if at all.

YEAR 2000

  The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 or 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

  The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Such review included specific inquires about the Year 2000 Issue posed to the vendors of its software programs. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its principal information systems correctly define the year 2000.

  The Company conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not believe that the impact of any Year 2000 problem will be material because its principal information systems correctly define the year 2000. Although there exists the possibility that Year 2000 issues will be identified, based on such review to date, the Company does not currently expect that any such problems will have a material adverse elect on the Company's future operatic results or financial condition

  The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transact business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

  Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

  Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending January 2, 1999. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

  Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

  Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits. FAS 132 requires additional information to be disclosed regarding changes in the benefit obligation and fair value of plan assets, as well as eliminates other disclosures no longer considered useful.

  The Company does not believe that the implementation of FAS 129, FAS 130, FAS 131 or FAS 132 will have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES     NUMBER
     ---------------------------------------------------------------     ------
FINANCIAL STATEMENTS:
Report of Independent Accountants.......................................  F-1
Consolidated Balance Sheets as of December 27, 1997 and December 28,
 1996...................................................................  F-2
Consolidated Statements of Operations for the Fiscal Years Ended
 December 27, 1997,
 December 28, 1996 and December 30, 1995................................  F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years
 Ended December 27, 1997, December 28, 1996 and December 30, 1995.......  F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended
 December 27, 1997,
 December 28, 1996 and December 30, 1995................................  F-5
Notes to Consolidated Financial Statements..............................  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the June 11, 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the June 11, 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the June 11, 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the June 11, 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                The following documents are filed as part of this annual report
 ITEM 14(A).    on Form 10-K.
 ITEM 14(A)(1)  See "Index to Consolidated Financial Statements and Financial
  AND (2).      Statement Schedules" at Item 8 to this Annual Report on Form
                10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
 ITEM 14(A)(3). Exhibits

  The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
    3.1**       Restated Certificate of Incorporation (3.1)
    3.2*        Restated By-Laws (3.4)
    4.1*        Instruments defining the rights of security holders (See
                Exhibits 3.1 and 3.2 hereto)
    4.2*        Form of Common Stock Certificate (4.2)
   10.1(a)*>+   1996 Employee, Director and Consultant Stock Option Plan (10.1)
   10.1(b)*+    1994 Employee, Director and Consultant Stock Option Plan (10.1)
   10.2*+       1989 Stock Option Plan (10.2)
   10.3>>+      1995 Employee Stock Purchase Plan, as amended (10.1)
   10.4*        Series A Preferred Stock Purchase Agreement, dated as of
                December 30, 1994, among the registrant and the purchasers named therein (10.4)
   10.5*        Stockholders Agreement, dated December 30, 1994, among the
                Registrant, Andrew Najda, Stanley W. Bialek and the investors named therein (10.5)
   10.6*        Lease Agreement, dated as of April 1, 1991, as amended, between the Registrant and Lexington Management Incorporated (10.6)
   10.7(a)*     Loan and Security Agreement, dated December 10, 1992, as
                amended, between the Registrant and Marine Midland Business
                Loans, Inc. (10.7)
   10.7(b)#     Amendment to Loan and Security Agreement, dated December 10,
                1992, as amended, between the Registrant and Marine Midland
                Business Loans, Inc.
   10.7(c)###   Amendment to Loan and Security Agreement, dated December 10,
                1992, as amended, between the Registrant and Marine Midland
                Business Loans, Inc.
   10.8*        Purchase Money Security Agreement, dated as of March 23, 1993, as amended, between the Registrant and TAL Financial
                Corporation (10.8)
   10.9*        Equipment Lease, dated as of June 1, 1994, between the
                Registrant and TAL Financial Corporation (10.9)
   10.10*       Intercompany Agreement, dated as of April 1, 1993, between the
                Registrant and Number Nine GmbH (10.10)
   10.11*       ASIC Design and Purchase Agreement, dated as of September 7,
                1994, by and between the Registrant and LSI Logic Corporation
                (10.11)
   10.12*       Master Development and Production Agreement, dated as of
                January 24, 1995, between the Registrant and NEC (10.12)
   10.13#+      Severance Agreement, dated February 1, 1996, between the
                Registrant and Michael P. Casey (10.13)

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
   10.14#+      Severance Agreement, dated March 21, 1996, between the
                Registrant and Kevin M. Hanks (10.14)
   10.15##+     Severance Agreement, dated April 10, 1996, between the
                Registrant and Gregory C. McHale (10.1)
   10.16##+     Employment Letter Agreement, dated May 11, 1996, between the
                Registrant and John G. Thompson (10.2)
   10.17##+     Employment Letter Agreement, dated April 25, 1996, between the
                Registrant and Beverly Schultz (10.3)
   10.18###+    Employment Letter Agreement, dated October 11, 1996, between the Registrant and Michael Romanies
   10.19###+    Employment Letter Agreement, dated November 20, 1996, between the Registrant and Archie Miller
   10.20+       Employee Separation Agreement, dated October 6, 1997, between the Registrant and John G. Thompson
   10.21+       Employee Separation Agreement, dated November 20, 1997, between the Registrant and Beverly Schultz
   10.22+       Employee Separation Agreement, dated January 19, 1998, between the Registrant and Daniel W. Muehl
   10.23+       Employee Separation Agreement, dated February 6, 1998, between the Registrant and James O'Bray
   21.1*        Subsidiaries of the Registrant (21.1)
   27.1         Financial Data Schedule

--------
* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement filed on Form S-1 (File No. 33-91002)

** Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995.

> Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed May 22, 1996.

>> Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-8 filed April 29, 1996.

# Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1995.

## Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 29, 1996.

### Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the fiscal Year Ended December 27, 1996.

+  Management contract or compensatory plan, contract or arrangement.

  Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

ITEM 14(B). REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 27, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Number Nine Visual Technology Corporation:

  We have audited the accompanying consolidated balance sheets of Number Nine Visual Technology Corporation as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Number Nine Visual Technology Corporation as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue to be a going concern. As discussed in Note B to the consolidated financial statements, the Company has continued to incur substantial losses from operations, has lost a significant customer, is not in compliance with all of the covenants required by its lender, has unresolved class action litigation concerning alleged violations of securities laws and needs additional financing to continue operations, all of which raise substantial doubt about its ability to continue as a going concern. The Company has hired financial management with experience in working with financially troubled companies. The Company also has retained investment banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. However, no assurance can be provided that the Company will be successful in raising capital or entering into a business alliance. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Boston, Massachusetts
March 26, 1998

                                          Coopers & Lybrand L.L.P.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 27, DECEMBER 28,
                                                           1997         1996
                                                       ------------ ------------
                                                         (IN THOUSANDS, EXCEPT
                                                              SHARE DATA)
                        ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents..........................   $  2,481     $13,895
   Accounts receivable, trade, net of allowances for
    doubtful accounts of $193 and $364, at December
    27, 1997 and December 28, 1996....................     10,506      11,584
   Receivables from manufacturing contractor(s).......      1,678       2,324
   Inventories........................................      2,864       9,422
   Prepaid expenses...................................        274         612
   Deferred tax assets................................         --       1,839
                                                         --------     -------
     Total current assets.............................     17,803      39,676
   Property and equipment, net........................      3,906       2,671
   Capitalized software costs, net....................         --         648
   Other assets.......................................        150         185
                                                         --------     -------
     Total assets.....................................   $ 21,859     $43,180
                                                         ========     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Revolving line of credit...........................   $  8,500     $ 8,500
   Accounts payable...................................      6,148       5,848
   Accrued expenses and other current liabilities.....      1,429       2,439
   Current portion of capital lease obligations.......         --          67
                                                         --------     -------
     Total current liabilities........................     16,077      16,854
   Commitments and contingencies (Note I).............         --          --
 STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.......         --          --
   Common Stock, $.01 par value; 20,000,000 shares
    authorized; 9,172,548 shares issued and
    outstanding at December 27, 1997; 9,053,256 shares
    issued and outstanding at December 28, 1996.......         92          91
   Additional paid-in capital.........................     35,994      35,760
   Accumulated deficit................................    (30,304)     (9,525)
                                                         --------     -------
   Total stockholders' equity.........................      5,782      26,326
                                                         --------     -------
     Total liabilities and stockholders' equity.......   $ 21,859     $43,180
                                                         ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FISCAL YEAR ENDED
                                              --------------------------------------
                                              DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                                  1997         1996         1995
                                              ------------ ------------ ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................    $ 47,205     $118,525     $116,819
Cost of sales...............................      44,053      103,357      105,792
                                                --------     --------     --------
Gross profit................................       3,152       15,168       11,027
Operating expenses:
  Selling, general, and administrative......      13,766       15,957       15,487
  Research and development..................       8,263        5,816        2,991
  Settlement with subcontractor.............          --        1,959           --
                                                --------     --------     --------
    Total operating expenses................      22,029       23,732       18,478
                                                --------     --------     --------
Loss from operations........................     (18,877)      (8,564)      (7,451)
Other income:
  Interest expense..........................        (387)        (895)        (443)
  Other income, net.........................         324          512          378
                                                --------     --------     --------
Loss before income taxes....................     (18,940)      (8,947)      (7,516)
Provision (benefit) for income taxes........       1,839         (296)      (2,443)
                                                --------     --------     --------
Net loss....................................     (20,779)      (8,651)      (5,073)
                                                ========     ========     ========
Net loss per common share--basic............    $  (2.28)    $  (0.96)    $  (0.64)
                                                ========     ========     ========
Net loss per common share--diluted..........    $  (2.28)    $  (0.96)    $  (0.64)
                                                ========     ========     ========
Weighted average common
 equivalent shares outstanding--basic.......       9,120        8,970        7,983
                                                ========     ========     ========
Weighted average common shares outstanding--
 diluted....................................       9,120        8,970        7,983
                                                ========     ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND DECEMBER
                                    27, 1997

                          CLASS "A"
                            COMMON     CLASS "B" COMMON       COMMON
                            STOCK           STOCK              STOCK                  RETAINED
                         ------------- -----------------  --------------- ADDITONAL   EARNINGS       TOTAL
                                  PAR               PAR              PAR   PAID-IN  (ACCUMULATED STOCKHOLDERS'
                         SHARES  VALUE   SHARES    VALUE   SHARES   VALUE  CAPITAL    DEFICIT)      EQUITY
                         ------  ----- ----------  -----  --------- ----- --------- ------------ -------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
 1994...................  1,600  $--    5,488,000  $ 55                    $   143    $  4,199     $  4,397
Conversion of Class A
 and Class B Common
 Stock into Common
 Stock.................. (1,600)  --   (5,488,000)  (55)  5,489,600  $55
Issuance of common
 stock, net of issuance
 costs of $3,283........                                  2,197,509   22    29,658                   29,680
Conversion of Series A
 redeemable preferred
 stock into Common
 Stock..................                                    814,112    8     5,484                    5,492
Exercise of stock
 options................                                    256,560    3        16                       19
Net loss................    --    --          --    --          --    --       --       (5,073)      (5,073)
                         ------  ----  ----------  ----   ---------  ---   -------    --------     --------
Balance at December 30,
 1995...................    --   $--          --   $--    8,757,781  $88   $35,301    $   (874)    $ 34,515
                         ------  ----  ----------  ----   ---------  ---   -------    --------     --------
Exercise of stock
 options................                                    295,475    3       459                      462
Net loss................    --    --          --    --          --    --       --       (8,651)      (8,651)
                         ------  ----  ----------  ----   ---------  ---   -------    --------     --------
Balance at December 28,
 1996...................    --   $--          --   $--    9,053,256  $91   $35,760    $ (9,525)    $ 26,326
                         ------  ----  ----------  ----   ---------  ---   -------    --------     --------
Exercise of stock
 options and purchase
 plan...................                                    119,292    1       234                      235
Net loss................          --                                                   (20,779)     (20,779)
                         ------  ----  ----------  ----   ---------  ---   -------    --------     --------
Balance at December 27,
 1997...................    --   $--          --   $--    9,172,548  $92   $35,994    $(30,304)    $  5,782
                         ======  ====  ==========  ====   =========  ===   =======    ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FISCAL YEAR ENDED
                                                --------------------------------------
                                                DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                                    1997         1996         1995
                                                ------------ ------------ ------------
                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net loss....................................    $(20,779)    $(8,651)     $(5,073)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating
   activities:
    Depreciation and amortization.............       1,337         875          572
    Amortization of capitalized software
     costs....................................         648         758          392
    Provision for doubtful accounts...........         --          167        1,047
    Deferred taxes............................       1,839         770       (2,485)
    Change in operating assets and
     liabilities:
      Accounts receivable.....................       1,078      15,895      (15,177)
      Receivable due from manufacturing
       contractors............................         646       6,776       (9,100)
      Inventories.............................       6,558      17,071       (8,832)
      Prepaids and other assets...............         373       1,601       (1,874)
      Accounts payable........................         300     (24,517)      11,840
      Accrued expenses and other current
       liabilities............................      (1,010)        487        1,013
      Income taxes payable....................         --          --          (147)
                                                  --------     -------      -------
        Net cash provided by (used for)
         operating activities.................      (9,010)     11,232      (27,824)
Cash flows used for investing activities:
  Purchase of property and equipment..........       (2,572)    (2,380)        (813)
  Capitalized software costs..................         --         (466)        (781)
                                                  --------     -------      -------
        Net cash used for investing
         activities...........................       (2,572)    (2,846)      (1,594)
Cash flows provided by financing activities:
  Payments of issuance costs on Series A
   Preferred Stock............................         --          --          (105)
  Proceeds from issuance of common stock, net
   of issuance costs..........................         --          --        29,680
  Proceeds for exercise of common stock
   options....................................         235         462           19
  Advances (payments) on revolving line of
   credit, net................................         --         (233)       2,132
  Principal payments on note payable..........         --          (19)        (104)
  Principal payments on capital lease
   obligations................................         (67)       (100)         (97)
  Proceeds on related party notes receivable,
   net........................................         --          164           71
                                                  --------     -------      -------
        Net cash provided by financing
         activities...........................         168         274       31,596
Net change in cash and cash equivalents.......     (11,414)      8,660        2,178
Cash and cash equivalents, beginning of
 period.......................................      13,895       5,235        3,057
                                                  --------     -------      -------
Cash and cash equivalents, end of period......    $  2,481     $13,895      $ 5,235
                                                  ========     =======      =======
Supplemental disclosures of cash flow
 information:
  Interest paid...............................    $    387     $    86      $   373
  Income taxes paid...........................    $    --      $   --       $ 1,731
Supplemental disclosures of non-cash financing
 transactions:
  Conversion of Series A 7% promissory notes
   to Series A Preferred Stock................    $    --      $   --       $ 5,597
  Conversion of Class A voting and Class B
   non-voting Common Stock to Common Stock....    $    --      $   --       $   198

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

Basis of Presentation

  The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

  The Company has continued to incur substantial losses from operations, has lost a significant customer, is not in compliance with all of the covenants required by its lender, has unresolved class action litigation concerning alleged violations of securities laws and needs additional financing to continue operations, all of which raise substantial doubt about its ability to continue as a going concern. The Company has hired financial management with experience in working with financially troubled companies. The Company also has retained investment banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist it in the evaluation of potential merger and partnering opportunities. However, no assurance can be provided that the Company will be successful in raising capital or entering into a business alliance. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Foreign Currency Translation

  The financial statements of the Company's German subsidiary, where the US dollar is the functional currency, are translated using exchange rates in effect at the end of the period for monetary assets and liabilities while non-monetary items are translated at historical exchange rates. Income and expense accounts are translated

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION at the average rates in effect during the period, except for depreciation and cost of sales which are translated at historical rates and are recognized in the consolidated statement of operations. Transaction gains and losses are recognized in the consolidated statements of operations in the period of occurrence. For 1997, 1996 and 1995 transaction gains and losses were immaterial.

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

  Stock rotation returns are allowed to distributors once every three months and are generally limited to 10% of products purchased during the preceding six month period provided an equivalent dollar amount of the other products is purchased at the time of the return. Also, under the terms of the distributor agreements, in the event the Company reduces its selling prices, the distributors receive price protection credit for the difference between the original purchase price of product remaining in their inventories and the Company's reduced price for such products provided they were purchased during the preceding ninety days. The Company records sales and cost of sales, net of estimated stock rotation returns and price adjustments. These estimates are calculated using (i) inventory reporting from distributors, (ii) historical rates of return and (iii) the effect of new product introductions, transitions and price adjustments. The Company also monitors in-channel inventory and will not recognize revenue if a distributor's inventory exceeds near term anticipated usage, generally less than six weeks. Actual stock rotation returns and price adjustments could exceed these estimates and impact future results of operations and cash flows.

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

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

   Machinery and equipment....... 3-5 years
   Furniture and fixtures........ 3-5 years
   Leasehold improvement......... Shorter of lease term or estimated useful life

  Major additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

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

  Customers

  The Company sells its products to a wide variety of customers including OEMs, distributors and value-added resellers. Sales to OEMs account for a significant portion of the Company's sales. During the years ended December 27, 1997, December 28, 1996 and December 30, 1995, one OEM customer accounted for 10.4%, 52.9% and 47.3%, respectively, of net sales. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer receivables. The Company maintains reserves for potential credit losses. For the years ended December 27, 1997, December 28, 1996 and December 30, 1995, the Company wrote off receivable balances of approximately $67,000, $439,000 and $315,000, respectively. The carrying amount of trade receivables approximates fair value and any credit losses have been within management's expectations.

  Suppliers

  The Company is dependent on sole or limited source suppliers for certain key components and has experienced limited availability, delays in shipment and unanticipated cost increases related to the supply of memory components.

  New Accounting Pronouncements

  Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION the year ending January 2, 1999. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

  Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

  The Company believes that FAS 130 and FAS 131 will not impact the Company's financial position or results of operations.

 Net Income Per Common and Common Equivalent Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share
(EPS). Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. All earnings per share amounts have been restated to conform with the SFAS 128 requirements. The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data).

                                                  FOR THE YEARS ENDED
                                         DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                             1997         1996         1995
                                         ------------ ------------ ------------
BASIC EPS COMPUTATION
Numerator:
 Net income (loss)......................   ($20,779)    ($8,651)     ($5,073)
Denominator:
 Weighted average common shares out-
  standing..............................      9,120       8,970        7,983
Basic EPS...............................   $  (2.28)    $ (0.96)     $ (0.64)
DILUTED EPS COMPUTATION:
Numerator
 Net income (loss)......................   ($20,779)    ($8,651)     ($5,073)
Denominator:
 Weighted average common shares out-
  standing..............................      9,120       8,970        7,983
 Stock options..........................        --          --           --
                                           --------     -------      -------
 Total Shares...........................      9,120       8,970        7,983
Diluted EPS.............................   $  (2.28)    $ (0.96)     $ (0.64)

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  Options to purchase shares of the Company's common stock of 2,000,124 at December 27, 1997; 1,959,269 at December 28, 1996; and 1,435,400 at December
30, 1995 were outstanding during the year but not included in the computation of diluted EPS because they were anti-dilutive due to the net loss sustained in 1997, 1996 and 1995 respectively.

C. INVENTORIES:

  Inventories consist of the following (in thousands):

                                                       DECEMBER 27, DECEMBER 28,
                                                           1997         1996
                                                       ------------ ------------
   Raw materials......................................    $  527       $2,733
   Work in process....................................       715           57
   Finished goods.....................................     1,622        6,632
                                                          ------       ------
                                                          $2,864       $9,422
                                                          ======       ======

  The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

  At December 30, 1995 and June 28, 1996, a portion of inventory related to several of the Company's products was identified as in excess of current requirements based on a number of factors such as an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Accordingly, during the fourth quarter of 1995 and second quarter of 1996, the Company wrote off approximately $8.0 and $5.7 million of inventory, respectively related to these products. Management has developed a program to reduce the remaining inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful. At December 27, 1997 and December 28, 1996, the Company had a $1.7 million and $2.3 million receivable, respectively, due from a manufacturing contractor, which arose from components sold by the Company at cost to the contractor for assembly into finished goods.

D. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                       DECEMBER 27, DECEMBER 28,
                                                           1997         1996
                                                       ------------ ------------
   Machinery and equipment............................    $6,969       $4,476
   Furniture and fixtures.............................       979          903
   Leasehold improvements.............................       328          380
                                                          ------       ------
                                                           8,276        5,759
   Less accumulated depreciation and amortization.....     4,370        3,088
                                                          ------       ------
                                                          $3,906       $2,671
                                                          ======       ======

  Property and equipment included above under capital leases consist of the following (in thousands):

                                                       DECEMBER 27, DECEMBER 28,
                                                           1997         1996
                                                       ------------ ------------
   Machinery and equipment............................     $ --         $327
   Less accumulated amortization......................       --          282
                                                           ----         ----
                                                           $ --         $ 45
                                                           ====         ====

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

E. DEBT:

 Revolving Line of Credit

  The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million. Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of December 27, 1997) plus 1% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets.


  The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company received a waiver from the lender for noncompliance with certain covenants in the agreement for 1997. The Company anticipates that it will not be in compliance with certain covenants of the lender during 1998. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available. Currently the Company is operating under a forebearance agreement with the commercial bank. The Company believes that the lender will continue to allow the Company to operate under its forebearance agreement while the Company seeks to secure additional financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

  The average outstanding borrowings of the revolving line of credit were approximately $5.4 million, $9.2 million and $3.7 million, in 1997, 1996 and 1995, respectively, and the weighted average interest rate was approximately 9.45%, 9.20% and 9.20%, respectively. The carrying amount of the revolving line of credit is a reasonable estimate of the fair value because of its short term maturity.

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

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

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

  The 1994 Stock Option Plan

  On July 8, 1994 the Company's Board of Directors and stockholders approved the Employee, Director and Consultant Stock Option Plan (the "1994 Stock Plan"). The 1994 Stock Plan provides that options to purchase up to 1,400,000 shares of Common Stock may be granted to any eligible employees either in the form of ISOs or non-qualified stock options or both. The option price per share with respect to each option shall not be less than the par value of the Common Stock at the time the option is granted.

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

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  Information with respect to the Plans is as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                                          EXERCISE   NUMBER
                                 SHARES     OPTION PRICE   PRICE   EXERCISABLE
                                ---------  -------------- -------- -----------
   Outstanding at December 31,
    1994....................... 1,302,136  $  .27 - 5.63   $1.02     617,468
                                ---------  --------------  -----     -------
     Granted...................   425,264    5.63 - 15.00
     Exercised.................  (256,560)    .27 - .81
     Canceled..................   (35,440)    .81 - 15.00
                                ---------  --------------
   Outstanding at December 30,
    1995....................... 1,435,400  $  .27 - 15.00  $4.52     545,490
                                ---------  --------------  -----     -------
     Granted...................   941,500   5.313 - 9.375
     Exercised.................  (295,475)    .27 - 5.63
     Canceled..................  (122,156)    .81 - 15.00
                                ---------  --------------
   Outstanding at December 28,
    1996....................... 1,959,269  $  .27 - 9.375  $4.50     626,854
                                ---------  --------------  -----     -------
     Granted...................   618,300    2.63 - 3.07
     Exercised.................   (58,995)    .27 - .81
     Canceled..................  (518,450)    .81 - 9.375
                                ---------  --------------
   Outstanding at December 27,
    1997....................... 2,000,124  $  .27 - 5.75   $2.50     853,702
                                =========  ==============  =====     =======

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

  Stock options are exercisable over periods determined by a committee of the Board of Directors at the time the stock option is granted. Most of these options vest 25% on the first anniversary of the date of the grant and an additional 25% on each anniversary thereafter. The options terminate ten years after the grant date, subject to earlier termination in accordance with the 1996, 1994 or 1989 Stock Plans, as appropriate and the applicable option agreement. There were 488,846 options available and 853,702 options exercisable at December 27, 1997.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  Stock Compensation Plans

  At December 27, 1997, the Company had several stock-based compensation plans which are described above. The Company applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      DECEMBER 27, DECEMBER 28,
                                                          1997         1996
                                                      ------------ ------------
   Net loss
     As reported.....................................   $(20,779)    $ (8,651)
     Pro forma.......................................   $(21,689)    $(10,040)
   Primary earnings per share
     As reported.....................................   $  (2.28)    $  (0.96)
     Pro forma.......................................   $  (2.38)    $  (1.12)

  --------
  The pro forma effect of the compensation cost determined using the fair value-based method are not indicative of future amounts when the new method will apply to all vested and non-vested awards.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0%; expected volatility of 60 percent; weighted average risk-free interest rates of 6.04% and 5.73%; and expected lives of four years. The average fair value of the options granted during 1997 and 1996 is estimated as $3.81 and $3.86, respectively on the date of the grant.

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

  The following table summarizes information about fixed stock options outstanding at December 27, 1997:

                       NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
      RANGE OF       OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
   EXERCISE PRICES   AT 12/27/97 CONTRACTUAL LIFE EXERCISE PRICE AT 12/27/97 EXERCISE PRICE
   ---------------   ----------- ---------------- -------------- ----------- --------------
   $0.27                125,050        2.24           $0.27        125,050       $0.27
   $0.81                246,920        6.51           $0.81        187,240       $0.81
   $2.25                134,400        6.72           $2.25        107,520       $2.25
   $2.63                363,300        9.95           $2.63            --        $2.63
   $3.07              1,115,454        7.81           $3.07        423,892       $3.07
   $5.75                 15,000        8.00           $5.75         10,000       $5.75

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  Employee Stock Purchase Plan

  Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 600,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld, not to exceed a maximum of $25,000 per year, to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning of the period or end of the period market price. Approximately 36 percent of eligible employees have participated in the Plan in the last year. Under the Plan, the Company sold 38,525 and 21,772 shares in 1997 and 1996, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1997 and 1996: dividend yield of 0.0%; an expected life of six months for all years; expected volatility of 60 percent; and risk-free interest rates of 5.17% respectively. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $1.53 and $1.36 respectively.

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

H. INCOME TAXES:

  The components of loss before income taxes are as follows (in thousands):

                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Domestic..............................   $(18,904)    $(8,977)     $(7,639)
   Foreign...............................         36          30          123
                                            --------     -------      -------
                                            $(18,940)    $(8,947)     $(7,516)
                                            ========     =======      =======

  The components of the provision (benefit) for income taxes are as follows (in thousands):

                                         FISCAL YEAR ENDED
                               --------------------------------------
                               DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                   1997         1996         1995
                               ------------ ------------ ------------
   Current
     Federal.................     $   --       $  --       $   (37)
     State...................         --          --            10
     Foreign.................         --          --            69
                                  ------       -----       -------
                                      --          --            42
                                  ------       -----       -------
   Deferred
     Federal.................     $1,839       $(296)      $(2,018)
     State...................         --          --          (467)
                                  ------       -----       -------
                                  $1,839       $(296)      $(2,485)
                                  ======       =====       =======
   Total income tax provision
    (benefit)................     $1,839       $(296)      $(2,443)
                                  ======       =====       =======

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  The following is a reconciliation between the U.S. federal statutory tax rate and the effective tax rate:

                                                       YEAR ENDED
                                         --------------------------------------
                                         DECEMBER 27, DECEMBER 28, DECEMBER 30,
                                             1997         1996         1995
                                         ------------ ------------ ------------
   U.S. federal statutory tax rate
    benefit.............................    (34.0)%      (34.0)%      (34.0)%
   State income taxes, net of federal
    benefit.............................       --           --         (3.9)
   Foreign sales corporation............       --           --           --
   Change in valuation allowance........     43.7         30.2          6.7
   Other, net...........................      --           0.4         (1.3)
                                            -----        -----        -----
   Effective tax rate...................      9.7%        (3.4)%      (32.5)%
                                            =====        =====        =====

  The principal components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              YEAR ENDED
                                                       -------------------------
                                                       DECEMBER 27, DECEMBER 28,
                                                           1997         1996
                                                       ------------ ------------
   Deferred tax assets:
     Inventory........................................   $   627       $  421
     Reserve for bad debts............................        77          138
     Depreciation.....................................        13           13
     Net operating loss carry forward.................    11,786        5,924
     Accrued compensation and benefits................       116          157
     Sales and warranty reserves......................       392          260
     Tax benefit from exercised stock options.........     1,659        1,659
     Valuation allowance..............................   (14,670)      (6,488)
                                                         -------       ------
       Total deferred tax assets......................   $     0       $2,084
                                                         =======       ======
   Deferred tax liabilities:
     Capitalized software.............................       --           245
                                                         -------       ------
       Total deferred tax liabilities.................   $     0       $  245
                                                         =======       ======

  The Company has recorded a valuation allowance of approximately $14.7 million against the deferred tax assets. The realization of these deferred tax assets is dependent upon future earnings in specific tax jurisdictions. Due to the uncertainty as to when the deferred tax assets may be realized, the Company has recorded a full valuation allowance. The Company periodically reviews the need for the valuation allowance and if the valuation allowance is reduced, the tax benefit will be recorded as a reduction of the Company's income tax expense except for approximately $1.6 million which is attributable to stock options and will be credited to additional paid in capital when realized.

  At December 27, 1997, the Company had net operating loss carryforwards of approximately $28.9 million and $32.6 million available to offset future federal and state taxable income, respectively. The federal carryforward begin to expire in 2010 and the state carryforward begin to expire in 2000.

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

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

  The Company's lease agreement for its office facilities that serve as its North American headquarters expires in May 1999, with an option to extend the term for an additional three-year period. The Company's monthly rent is subject to future increases at specified dates for which the Company is providing for rent expense on a straight line basis. The facilities lease contains provisions for increases in real estate taxes and operating costs over the base period amounts as stated in the lease agreements. The Company also has a facility in Germany with a lease agreement that expires in 2003 with an option to extend the lease for a five-year period.

  At December 27, 1997, approximate future minimum lease payments under operating leases are as follows (in thousands):

                                                                       OPERATING
   YEAR                                                                 LEASES
   ----                                                                ---------
   1998...............................................................    $709
   1999...............................................................     211
   2000...............................................................      71
   2001...............................................................      50
   2002...............................................................      50
                                                                        ------
   Total future minimum lease payments................................  $1,091
                                                                        ======

  Rental expense amounted to approximately $824,716, $893,000, and $670,000 in 1997, 1996 and 1995, respectively.

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

 Contingencies

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against the Company, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of the Company's initial public offering, Robertson, Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff John Foley against the Company, each member of the Company's Board of Directors, other than John G. Thompson, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, former Chief Financial Officer and Treasurer of the Company, and the Managing Underwriters. On or about October 16, 1996, an additional complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff Robert Schoenhofer against the Company, each member of the Company's Board of Directors (other than John G. Thompson), Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of the Common Stock of the Company between and including May 26, 1995 through January 31, 1996. Each complaint

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION alleges that the named defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by, among other things, issuing to the investing public false and misleading statements regarding the Company's business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against the Company or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial condition and results of operations and, accordingly, income (loss). The Company does not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

J. EXPORT SALES:

  Export sales to unaffiliated customers were approximately $17.6 million, $30.2 million and $34.5 million for the years ended December 27, 1997, December 28, 1996 and December 30, 1995, respectively. Sales generated by the Company's wholly-owned German subsidiary are shipped and billed directly to the customer by the Company.

K. DEFINED CONTRIBUTION AND PROFIT SHARING PLAN:

  The Company has a Profit Sharing and Savings Program ("the Program") which consists of two parts: (i) a profit sharing pool and (ii) a tax-qualified, defined contribution 401(k) plan (the "401(k) Plan").

  All employees of the Company with three months of service are eligible to participate in the profit sharing pool, except commissioned salespersons and management employees having an incentive component to their compensation. During 1997, 1996 and 1995, the Company made contributions of $0, $0 and $30,000 respectively, to the profit sharing pool.

  The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees of the Company, including commissioned salespersons and management employees having an incentive component to their compensation, with three months of service are eligible to participate in the 401(k) Plan. The Company does not make matching contributions to the 401(k) Plan.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN LEXINGTON, MASSACHUSETTS ON MARCH 27, 1998.

                                          Number Nine Visual Technology
                                           Corporation

                                          By:        /s/ Andrew Najda
                                             ----------------------------------
                                                       Andrew Najda
                                                  Chief Executive Officer
                                                 and Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW AND ON THE DATES INDICATED.

       SIGNATURES                    TITLE                       DATE

By:  /s/ Andrew Najda         Chief Executive Officer        March 27, 1998
                               (principal executive
  ----------------------       officer) and Chairman of
       Andrew Najda            the Board

By:/s/ Timothy J. Burns       Acting Chief Financial         March 27, 1998
                               Officer
  ----------------------       (principal financial and
     Timothy J. Burns          accounting officer)

By:
  /s/ Stanley W. Bialek       Director                       March 27, 1998
  ----------------------
    Stanley W. Bialek

By: /s/ Fouad H. Nader        Director                       March 27, 1998
  ----------------------
  Fouad H. Nader, Ph.D.

By:   /s/ William H.          Director                       March 27, 1998
        Thalheimer
  ----------------------
  William H. Thalheimer

                                  EXHIBIT LIST

 EXHIBIT                                                                    PAGE
 NUMBER                             DESCRIPTION                             NO.
 -------                            -----------                             ----
  10.20  Employment Separation Agreement, dated October 6, 1997, between the Registrant and John G. Thompson.............................
  10.21  Employment Separation Agreement, dated November 20, 1997, between the Registrant and Beverly Schultz......................
  10.22  Employment Separation Agreement, dated January 19, 1998, between the Registrant and Daniel W. Muehl..............................
  10.23  Employment Separation Agreement, dated February 6, 1998, between the Registrant and James O'Bray.................................
  27.1   Financial Data Schedule.........................................