Form 10-K/A
period 1997-12-27
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-04-27
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS

  The Company's Restated Certificate of Incorporation and By-Laws provide for the Company's business to be managed by or under the direction of the Board of Directors. Under the Company's Restated Certificate of Incorporation and By-Laws, the number of directors is fixed from time to time by the Board of Directors. The Board of Directors currently consists of four members, classified into three classes as follows: Andrew Najda and Stanley W. Bialek constitute a class with a term which expires at the upcoming Meeting (the "Class C directors") and Dr. Fouad H. Nader constitute a class with a term ending in 1999 (the "Class A directors"); and William H. Thalheimer constitute a class with a term ending in 2000 (the "Class B directors"). At each annual meeting of Stockholders, directors are elected for a full term of three years to succeed those directors whose terms are expiring.

  Pursuant to a Stockholders Agreement entered into in December 1994, Messrs. Najda and Bialek have each agreed to vote their shares in favor of the other's election to the Board of Directors, and not vote their shares in favor of the election to the Board of Directors of any person to which the other reasonably objects.

  The names of the Company's current directors and certain information about them are set forth below:

NAME                                    AGE               POSITION(S)
----                                    ---               ----------
Andrew Najda...........................  43 Chief Executive Officer and Chairman
                                            of the Board of Directors
Stanley W. Bialek......................  43 Director
Dr. Fouad H. Nader.....................  43 Director
William H. Thalheimer..................  44 Director

  Andrew Najda, a co-founder of the Company, has been a director of the Company since its inception in May 1982. During the period through May 1993, Mr. Najda and Stanley W. Bialek alternated the positions of President and Chairman of the Board on an annual basis. In May 1993, Mr. Najda reassumed the position of President, and in December 1994 assumed the new position of Chief Executive Officer. Mr. Najda also assumed the position of Chairman of the Board of Directors in April 1995. Mr. Najda relinquished the position of

President in May 1996, but remains the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Najda holds a B.S. in electrical engineering from the Illinois Institute of Technology.

  Stanley W. Bialek, a co-founder of the Company, has been a director of the Company since its inception in May 1982. During the period through May 1993, Mr. Bialek and Andrew Najda alternated the positions of President and Chairman of the Board on an annual basis. In May 1993, Mr. Bialek assumed the positions of Chairman of the Board, which he held until his resignation in April 1995, and Chief Operating Officer, which he held until January 1995. Mr. Bialek studied engineering at the Illinois Institute of Technology.

  Dr. Fouad H. Nader has served as a director of the Company since September 1994. Since 1981, Dr. Nader has been a Senior International Management and Technology Consultant at Arthur D. Little, Inc. Dr. Nader holds a B.S. in mechanical engineering, an M.S. in engineering management and a professional engineer's degree in industrial engineering from Northeastern University; a Ph.D. in operations research from Cornell University, and a Ph.D. in industrial engineering from the University of California at Berkeley.

  William H. Thalheimer has served as a director of the Company since September 1994, and has served as a financial and business consultant to the Company since 1992. Mr. Thalheimer also served as the Company's Acting Chief Operating Officer from April 1996 to June 1996. Since 1979, Mr. Thalheimer has been a partner of Thalheimer and Lemma, Certified Public Accountants. Mr. Thalheimer is a member of the American Institute of Certified Public Accountants and holds a B.S. in accounting from Indiana University.

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

  Meeting Attendance. During the fiscal year ended December 27, 1997 there were fifteen meetings of the Board of Directors, and the various committees of the Board of Directors met a total of nine times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 1997. In addition, from time to time, the members of the Board of Directors and its committees acted by unanimous written consent pursuant to Delaware law.

  Audit Committee. The Audit Committee, which met five times in fiscal 1997 has two members, Dr. Fouad H. Nader and William H. Thalheimer. The Audit Committee reviews the engagement of the Company's independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

  Compensation Committee. The Compensation Committee has two members, Dr. Fouad H. Nader (Chairman) and Stanley W. Bialek. The Compensation Committee met three times during fiscal 1997. The Compensation Committee reviews, approves and makes recommendations on the Company's compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation Committee also administers the Company's stock and employee benefit plans, including the Company's 1989 Stock Option Plan (the "1989 Stock Plan"), 1994 Employee, Director and Consultant Stock Option Plan (the "1994 Stock Plan") and 1996 Employee, Director and Consultant Stock Option Plan (the "1996 Stock Plan").

  Nominating Committee. The Company does not have a standing Nominating
Committee.

  Compensation Committee Interlocks and Insider Participation. The Compensation Committee has two members, Dr. Fouad H. Nader (Chairman) and Stanley W. Bialek. None of such members is or has been an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

COMPENSATION OF DIRECTORS

  The Company reimburses ordinary and necessary out-of-pocket expenses incurred by non-employee directors in connection with their services, including attendance at meetings of the Board of Directors. In addition, directors of the Company are eligible to receive non-qualified stock options under the Company's 1994

Stock Plan and 1996 Stock Plan. During fiscal 1997, as compensation for serving as the Company's Acting Chief Operating Officer from April 1996 to June 1996, William H. Thalheimer was granted a fully vested non-qualified stock option to purchase 25,000 shares of Common Stock under the 1994 Stock Plan. No other options to purchase shares were granted during fiscal 1997 to any of the Company's directors.

EXECUTIVE OFFICERS

  The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below.

NAME                                  AGE              POSITION(S)
----                                  ---              -----------
Archie K. Miller.....................  40 Senior Vice President, Worldwide Sales
Timothy J. Burns.....................  58 Acting Chief Financial Officer
Michael E. Romanies..................  35 Vice President of Marketing

  Timothy J. Burns has been the Company's Acting Chief Financial Officer since the Company hired Argus Management as a consultant for financial matters working with the Company in February 1998. Prior to joining the Company, Mr. Burns worked at Ibis Technology Corporation from June 1994 to January 1998, most recently as Chief Financial Officer and Operations Manager. From January 1988 to June 1994, Mr. Burns was employed by Argus Management Corporation as a Principal focusing on corporate restructurings, turnarounds and financial management issues. Mr. Burns holds a M.B.A. in finance from the University of Chicago, a B.S. in Economics from Boston College, and holds a C.P.A from the State of Massachusetts.

  Archie K. Miller has been the Company's Senior Vice President, Worldwide Sales since joining the Company in December 1996. Prior to joining the Company, Mr. Miller worked at Merisel Incorporated from September 1994 to December 1996, most recently as Vice President and General Manager for Merisel's Open Computer Alliance Distribution. From June 1993 to August 1994, Mr. Miller was employed by Performance Technology, Inc. as Vice President, North American Sales. From March 1991 to May 1993, Mr. Miller was employed in various management positions with Microcom, Inc. Mr. Miller holds a B.A. in political science from Rutgers University.

  Michael E. Romanies has been the Company's Vice President of Marketing since joining the Company in October 1996. Prior to joining the Company, Mr. Romanies was the President of World Color New Media, a division of World Color Press. From January 1987 to December 1995, Mr. Romanies was employed in various senior level management positions with REED-Elsevier, plc, most recently as Vice President and General Manager of REED Technology and Information Services, Inc. Mr. Romanies holds a B.S. in electrical engineering and physics from Wilkes University.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 27, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that: (i) Daniel W. Muehl, the former Chief Operating Officer and Chief Financial Officer of the Company failed to file a Form 5 with respect to the award(s) and repricing of stock options; (ii) James T. O'Bray, the former Vice President of Manufacturing of the Company failed to file a Form 5 with respect to the award and repricing of a stock option; (iii) Archie K. Miller, Senior Vice President, Worldwide Sales of the

Company, failed to file a Form 5 with respect to the repricing of a stock option; (iv) Michael Romanies, Vice President of Marketing of the Company, failed to file a Form 5 with respect to the repricing of a stock option; (v) John G. Thompson, the former President, Chief Operating Officer and a Director of the Company, failed to file a Form 5 with respect to the repricing of a stock option; and (vi) Beverly Schultz, the former Vice President of Engineering of the Company, failed to file a Form 5 with respect to the repricing of a stock option.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following Summary Compensation Table sets forth summary information as to compensation received for services rendered to the Company in all capacities during fiscal 1995, 1996 and 1997 by: (i) the Company's Chief Executive Officer (the "CEO") and (ii) each of the other most highly compensated persons who were serving as executive officers of the Company (other than the CEO) as of December 27, 1997 whose salary and bonus earned during fiscal 1997 exceeded $100,000 (collectively, the "named executive officers"):

                                  ANNUAL COMPENSATION           LONG TERM COMPENSATION(1)
                         -------------------------------------  -------------------------
NAME AND PRINCIPAL       FISCAL                   OTHER ANNUAL    SECURITIES UNDERLYING
     POSITION             YEAR  SALARY(2)  BONUS  COMPENSATION         OPTIONS(#)
------------------       ------ --------- ------- ------------  -------------------------
Andrew Najda............  1997  $200,000      --        --                   --
Chief Executive Officer
 and                      1996  $200,000      --    $35,561(3)               --
Chairman of the Board     1995  $150,495      --        --                   --

Daniel W. Muehl(4)......  1997  $143,750  $47,500       --               100,000
Chief Operating Officer
 and Chief                1996  $134,167  $10,000       --                40,000
Financial Officer         1995  $ 10,000      --        --                10,000

James T. O'Bray(4)......  1997  $132,292  $45,000       --                20,000
Vice President of Manu-
 facturing                1996  $126,823  $16,500       --                   --
                          1995  $ 17,067      --        --                60,000

Archie K. Miller(5).....  1997  $150,000  $14,063       --                   --
Senior Vice President,
 Sales                    1996  $  4,038      --        --               100,000

Michael Romanies(6).....  1997  $125,000  $ 9,615   $19,600(7)               --
Vice President of Mar-
 keting                   1996  $ 33,079      --        --                50,000

--------
(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payments during its 1995, 1996 or 1997 fiscal years.
(2) Includes amounts deferred during 1995, 1996 and 1997 under the Company's 401(k) plan. The Company does not make any matching contributions under that plan.
(3) Represents amounts paid to Mr. Najda for reimbursement of certain personal expenses.
(4) Mr. Muehl and Mr. O'Bray resigned from their respective positions with the Company in January 1998 and February 1998 respectively. Mr. Muehl and Mr. O'Bray joined the Company in November, 1995.
(5) Mr. Miller joined the Company in December 1996.
(6) Mr. Romanies joined the Company in October 1996.
(7) Represents amounts paid to Mr. Romanies to cover moving and relocation expenses in connection with his employment by the Company. See "Certain Transactions."

OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth certain information regarding options granted during the fiscal year ended December 27, 1997 by the Company to its named executive officers:

                                                                        POTENTIAL REALIZABLE VALUE
                                                                        AT ASSUMED ANNUAL RATES OF
                                     % OF TOTAL                          STOCK PRICE APPRECIATION
                                      OPTIONS                                       FOR
                                     GRANTED TO  EXERCISE OR                  OPTION TERM(1)
                         OPTIONS    EMPLOYEES IN BASE PRICE  EXPIRATION ---------------------------
NAME                     GRANTED    FISCAL YEAR   PER SHARE     DATE            5%           10%
----                     -------    ------------ ----------- ---------- ------------- -------------
Andrew Najda............     --          --           --           --             --            --

Daniel W. Muehl.........  25,000(2)     0.2%        $3.07     11/16/05  $      36,645 $      87,770
                          25,000(2)     0.2%        $3.07      9/18/06  $      42,314 $     104,222
                          10,000(2)     0.1%        $3.07      3/13/07  $      19,307 $      48,928
                          10,000        0.1%        $3.07      8/21/07  $      19,307 $      48,928
                          80,000        0.6%        $2.63     12/23/07  $     132,319 $     335,323

James T. O'Bray.........  60,000(2)     0.4%        $3.07     11/13/05  $      87,947 $     210,649
                          20,000        0.1%        $2.63     12/23/07  $      38,614 $      97,856

Archie K. Miller........ 100,000(2)     0.7%        $3.07     12/23/06  $     169,258 $     416,890

Michael P. Romanies.....  50,000(2)     0.4%        $3.07     10/22/06  $      84,629 $     208,445

--------
(1) Represents the hypothetical gains that could be achieved for the options if exercised at the end of option terms. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. There is no assurance the stock price will appreciate at the rates shown in this table.
(2) In fiscal 1997, the Company repriced the November 13, 1995, November 16, 1995, September 9, 1996, October 22, 1996 and December 23, 1996 and March 13, 1997 non-qualified stock options to purchase shares of Common Stock granted to Daniel W. Muehl, James T. O'Bray, Archie K. Miller and Michael Romanies, under the Company's 1994 and 1996 Stock Plans. See "Compensation Committee Report on Ten Year Option Repricings." Repriced options are considered grants for the purpose of this table.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

  None of the named executive officers exercised stock options during the fiscal year ended December 27, 1997. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers as of December 27, 1997 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

                               NUMBER OF SECURITIES
                              UNDERLYING UNEXERCISED   VALUE OF THE UNEXERCISED
                              OPTIONS AT FISCAL YEAR-   IN-THE-MONEY OPTIONS AT
                                        END               FISCAL YEAR-END(1)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
Andrew Najda................       --            --         --           --
Daniel W. Muehl.............   18,750       131,250        $ 0          $ 0
James T. O'Bray.............   30,000        50,000        $ 0          $ 0
Archie K. Miller............   25,000        75,000        $ 0          $ 0
Michael Romanies............   12,500        37,500        $ 0          $ 0

--------
(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $1.91, the closing sale price per share of the Company's Common Stock as reported in the Nasdaq National Market on December 27, 1997. The exercise price of each of the options held Mr. Muehl, Mr. O'Bray, Mr. Miller and Mr. Romanies exceeds $1.91.
(2) Mr. Muehl's and Mr. O'Bray's unvested options terminated at the time of their respective resignations. Their vested options remained effective for a period of 30 days following their resignations. Mr. O'Bray did exercise his vested options during the subsequent 30 day period.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  None of the Company's named executive officers has an employment agreement with the Company. The named executive officers are parties to confidentiality agreements with the Company, whereby each is required to disclose to the Company certain inventions, discoveries and developments, and to assign his rights therein to the Company.

  On December 23, 1996, Archie K. Miller, Senior Vice President, Sales, was granted a non-qualified stock option to purchase 100,000 shares of the Company's Common Stock which will vest in four equal annual installments beginning December 27, 1997, and which are subject to acceleration in the event of a "change in control" of the Company (as defined in Mr. Miller's option agreement), provided Mr. Miller is an employee of the Company upon the occurrence of a "change in control." Each of such options was granted under the Company's 1996 Stock Plan and are exercisable at a purchase price of $3.07 per share.

  In September 1997, upon the promotion of Daniel W. Muehl, to the additional position of Chief Operating Officer, was granted a non-qualified stock option to purchase 80,000 shares of the Company's Common Stock, which will vest in four equal annual installments beginning December 23, 1997, as well as conversion of Mr Muehl's previously granted non-qualified stock option to purchase 70,000 shares of the Company's Common Stock, which will vest under annual installments beginning on the date of the effective grants and which are subject to acceleration in the event of a "change in control" of the Company (as defined in Mr. Muehl's option agreement), provided Mr. Muehl is an employee of the Company upon the occurrence of a "change in control." Each of such options was granted under the Company's 1994 and 1996 Stock Plans and are exercisable at a purchase price of $3.07 and $2.63 per share for 70,000 and 80,000 of the shares, respectively.

  Under the Company's 1989 Stock Plan, 1994 Stock Plan and 1996 Stock Plan, if the Company is consolidated with or acquired by another entity, the Compensation Committee may, among other things, make all options granted thereunder immediately exercisable just prior to such consolidation or merger or arrange to have any successor or acquiring entity grant replacement options to the optionees. In addition, under the 1994 Stock Plan and 1996 Stock Plan, in the event of a consolidation or acquisition of the Company, the Compensation Committee may terminate all options in exchange for a cash payment equal to the difference between the fair market value of the shares then subject to purchase pursuant to the options and the exercise price for such shares pursuant to the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 23, 1998 concerning the ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table on p. 8 hereof, and all current directors and executive officers as a group.

                                                                   SHARES
                                                                BENEFICIALLY
                                                                  OWNED (1)
                                                              -----------------
NAME AND ADDRESS**                                             NUMBER   PERCENT
------------------                                            --------- -------
Andrew Najda (2)............................................. 2,049,424  22.2%
c/o Number Nine Visual Technology Corporation
18 Hartwell Avenue
Lexington, MA 02173
Stanley W. Bialek (3)........................................ 1,020,664  11.0%
c/o Number Nine Visual Technology Corporation
18 Hartwell Avenue
Lexington, MA 02173
John Hancock Mutual Life Insurance Company Affiliated Enti-
 ties (5)....................................................   542,736   5.9%
c/o John Hancock Place
Post Office Box 111
Boston, MA 02117
Dr. Fouad H. Nader (7)(8)....................................   201,760   2.2%
William H. Thalheimer (7)(9).................................   292,088   3.1%
Archie K. Miller (7).........................................    25,000     *
Michael Romanies (7).........................................    12,500     *
All executive officers and directors as a group (7 persons)
 (10)........................................................ 3,240,108  34.4%

--------
* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.
** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.
 (1) The number of shares of Common Stock issued and outstanding on March 23, 1998 was 9,247,645. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at March 23, 1998, plus shares of Common Stock subject to options held by such person at March 23, 1998 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
 (2) Also includes 148,000 shares held in the Andrew Najda Irrevocable Children's Trust, as to which Mr. Najda disclaims beneficial ownership.
 (3) Also includes 213,328 shares held in the Stanley W. Bialek Irrevocable Children's Trust, as to which Mr. Bialek disclaims beneficial ownership.
 (5) Includes 542,736 shares held by Hancock Venture Partners, Inc. ("Venture"), which is a managing General Partner of the General Partner of Hancock Venture Partners IV--Direct Fund L.P. ("Hancock IV") which holds 508,816 of such shares, and Falcon Ventures II L.P. ("Falcon"), which holds 33,920 of such shares. Each of such stockholders disclaims beneficial ownership of all shares held by the other stockholder. Venture may be deemed to be the beneficial owner of such shares, with sole voting and investment power as to all such shares. Venture is a wholly-owned subsidiary of John Hancock Subsidiaries, Inc. ("JHSI"), which is a wholly-owned subsidiary of John Hancock Mutual Life Insurance Company ("JHMLICO"). Through their parent-subsidiary relationship to Venture, JHMLICO and JHSI may be deemed to have indirect beneficial ownership of all such shares deemed beneficially owned by Venture.
 (7) Includes the following shares subject to currently exercisable stock options and stock options exercisable within 60 days of March 23, 1998:
     Dr. Nader--53,760; Mr. Thalheimer--78,760; Mr. Romanies--12,500; and Mr. Miller--25,000.
 (8) Includes 148,000 shares held on behalf of the Andrew Najda Irrevocable Children's Trust, of which Dr. Nader is the sole trustee. Dr. Nader exercises sole voting and investment power with respect to such shares.
 (9) Includes 213,328 shares held on behalf of the Stanley W. Bialek Irrevocable Children's Trust, of which Mr. Thalheimer is the sole trustee. Mr. Thalheimer exercises sole voting and investment power with respect to such shares.
(10) Includes 170,020 shares subject to currently exercisable stock options and stock options exercisable within 60 days of March 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company and John G. Thompson, the Company's former President and Chief Operating Officer, entered in to a Separation Agreement as of October 6, 1997 pursuant to which Mr. Thompson resigned his position at the Company. The Company agreed to pay on behalf of Mr. Thompson a donation of $40,000 to the Monroe Community College Scholarship Foundation in lieu of an additional three months of salary. The Company also entered into a Separation Agreement with Beverly Schultz, the Company's former Vice President of Engineering, on November 20, 1997 pursuant to which Ms. Schultz confirmed her resignation from the Company effective October 24, 1997. The Company agreed to pay Ms. Schultz's salary through December 31, 1997.

  The Company accepted the resignation of Daniel W. Muehl, the Company's former Chief Operating Officer and Chief Financial Officer as of January 19, 1998 pursuant to which Mr. Muehl resigned his position at the Company effective January 31, 1998. The Company also accepted the resignation of James
T. O'Bray, the Company former Vice President of Manufacturing as of February 6, 1998 pursuant to which Mr. O'Bray resigned his position at the Company effective February 20, 1998. The Company did not enter into separation arrangements with Mr. Muehl nor Mr. O'Bray.

  The Company paid Michael Romanies, Vice President of Marketing of the Company $19,600 to cover moving and related expenses to the Boston area in connection with his employment by the Company in October 1996.

  The Company has entered into an arrangement with Argus Management Corporation, a financial consulting firm, for which the Company will receive financial assistance in the capacity of Chief Financial Officer of the Company. In this relationship, Timothy J. Burns is the Argus' main consultant to the Company on this assignment.

  On December 23, 1996, Archie K. Miller, Senior Vice President, Sales, was granted a non-qualified stock option to purchase 100,000 shares of the Company's Common Stock which will vest in four equal annual installments beginning December 27, 1997, and which are subject to acceleration in the event of a "change in control" of the Company (as defined in Mr. Miller's option agreement), provided Mr. Miller is an employee of the Company upon the occurrence of a "change in control." Each of such options was granted under the Company's 1996 Stock Plan and are exercisable at a purchase price of $3.07 per share.

  In September 1997, upon the promotion of Daniel W. Muehl, to the additional position of Chief Operating Officer, was granted a non-qualified stock option to purchase 80,000 shares of the Company's Common Stock, which will vest in four equal annual installments beginning December 23, 1997, as well as conversion of Mr Muehl's previously granted non-qualified stock option to purchase 70,000 shares of the Company's Common Stock, which will vest under annual installments beginning on the date of the effective grants and which are subject to acceleration in the event of a "change in control" of the Company (as defined in Mr. Muehl's option agreement), provided Mr. Muehl is an employee of the Company upon the occurrence of a "change in control." Each of such options was granted under the Company's 1994 and 1996 Stock Plans and are exercisable at a purchase price of $3.07 and $2.63 per share for 70,000 and 80,000 of the shares, respectively.

  Under the Company's 1989 Stock Plan, 1994 Stock Plan and 1996 Stock Plan, if the Company is consolidated with or acquired by another entity, the Compensation Committee may, among other things, make all options granted thereunder immediately exercisable just prior to such consolidation or merger or arrange to have any successor or acquiring entity grant replacement options to the optionees. In addition, under the 1994 Stock Plan and 1996 Stock Plan, in the event of a consolidation or acquisition of the Company, the Compensation Committee may terminate all options in exchange for a cash payment equal to the difference between the fair market value of the shares then subject to purchase pursuant to the options and the exercise price for such shares pursuant to the options.

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