Form 10-Q
period 1998-03-28
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-05-12
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998
                                                --------------

                                      or
                                      --

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

             The number of shares outstanding of the registrant's
                   common stock at May 4, 1998 was 9,306,925

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----

Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of March 28, 1998 and
         December 27, 1997                                                                3

         Condensed Consolidated Statements of Operations for the three months ended
         March 28, 1998 and March 29, 1997                                                4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 28, 1998 and March 29, 1997                                                5

         Notes to Condensed Consolidated Financial Statements                             6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                    9



Part II - Other Information:                                                              15
----------------------------

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6(a) - Exhibits

     10.24   Securities Purchase Agreement
     10.25   Secured Subordinated Convertible Promissory Note
     10.26   Three Year Warrant

     11      Statement Regarding Computation of Net Income (Loss) per Share
     27      Financial Data Schedule

  6(b) - Reports on Form 8-K

SIGNATURE(S)                                                                              17


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            MARCH 28, 1998             DECEMBER 27, 1997
                                                                          -------------------      --------------------------


CURRENT ASSETS:
  Cash and cash equivalents                                                    $    616                        $  2,481
  Accounts receivable, trade, net of allowances for doubtful accounts
    of $131 and $193, at March 28, 1998 and December 27, 1997                     8,235                          10,506
  Receivables from manufacturing contractor                                       1,699                           1,678
  Inventories                                                                     3,332                           2,864
  Prepaid expenses                                                                  386                             274
                                                                               --------                        --------
    Total current assets                                                         14,268                          17,803

Property and equipment, net                                                       3,571                           3,906
Other assets                                                                         89                             150
                                                                               --------                        --------
  TOTAL ASSETS                                                                 $ 17,928                        $ 21,859
                                                                               ========                        ========



CURRENT LIABILITIES:
  Revolving line of credit                                                     $  5,976                        $  8,500
  Accounts payable                                                                7,781                           6,148
  Accrued expenses and other current liabilities                                  1,238                           1,429
                                                                               --------                        --------
    Total current liabilities                                                    14,995                          16,077

Commitments and contingencies                                                         -                               -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
   authorized; no shares issued or outstanding                                       -                               -
   Common Stock, $.01 par value; 20,000,000 shares authorized;
   9,298,405 shares issued and outstanding at March 28, 1998;
   9,172,548 shares issued and outstanding at December 27, 1997                     93                              92
  Additional paid-in capital                                                     36,176                          35,994
  Accumulated deficit                                                           (33,336)                        (30,304)
                                                                               --------                        --------
    Total stockholders' equity                                                    2,933                           5,782
                                                                               --------                        --------
      Total liabilities and stockholders' equity                               $ 17,928                        $ 21,859
                                                                               ========                        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)


                                                         THREE MONTHS ENDED
                                           MARCH 28, 1998             MARCH 29, 1997
                                       ----------------------     ----------------------

Net sales                                       $ 8,141                    $13,964
Cost of sales                                     7,309                     11,550
                                                -------                    -------
  Gross profit                                      832                      2,414

Operating expenses:
  Selling, general, and                           2,154                      3,299
   administrative
  Research and development                        1,639                      1,481
                                                -------                    -------
    Total operating expenses                      3,793                      4,780

Income (loss) from operations                    (2,961)                    (2,366)
Other expense (income):
  Interest expense                                  109                        106
  Other expense (income)                            (38)                      (115)
                                                -------                    -------

Income (loss) before income taxes                (3,032)                    (2,357)

Provision (benefit) for income taxes                  -                          -
                                                -------                    -------
Net income (loss)                               $(3,032)                   $(2,357)
                                                =======                    =======

Net income (loss) per common and
  equivalent share - diluted                    $ (0.33)                   $ (0.26)
                                                =======                    =======

Net income (loss) per common and
  equivalent share - primary                    $ (0.33)                   $ (0.26)
                                                =======                    =======

Common and equivalent shares used
  in computing net income (loss) per
  share - diluted                                 9,199                      9,077
                                                =======                    =======

Common and equivalent shares used
  in computing net income (loss) per
  share - primary                                 9,199                      9,077
                                                =======                    =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  (in thousands)

                                                                                THREE MONTHS ENDED
                                                                   MARCH 28, 1998               MARCH 29, 1997
                                                               -----------------------     ------------------------

Cash flows provided by (used for) operating activities:
   Net income (loss)                                                   $(3,032)                     $(2,357)
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                         407                          265
     Amortization of capitalized software costs                              -                          201
     Provision for bad debts                                                 -                          361
     Change in operating assets and liabilities:
       Accounts receivable                                               2,271                        3,032
       Receivable due from manufacturing contractor                        (21)                       1,181
       Inventories                                                        (468)                       2,982
       Prepaids and other assets                                           (51)                        (192)
       Accounts payable                                                  1,633                       (2,493)
       Accrued expenses and other current liabilities                     (191)                        (979)
                                                                       -------                      -------
         Net cash provided by (used for) operating activities              548                        2,001

 Cash flows provided by (used for) investing activities:
     Purchase of property and equipment                                    (72)                        (280)
                                                                       -------                      -------
         Net cash used for investing activities                            (72)                        (280)

 Cash flows provided by (used for) financing activities:
      Proceeds from issuance of common stock and
         exercise of common stock options                                  183                           80
     Proceeds (payments) from revolving line of credit, net             (2,524)                      (5,500)
     Principal payments on capital lease obligations                         -                          (21)
                                                                       -------                      -------
         Net cash provided by (used for) financing activities           (2,341)                      (5,441)
                                                                       -------                      -------

 Net change in cash and cash equivalents                                (1,865)                      (3,720)
 Cash and cash equivalents, beginning of period                          2,481                       13,895
                                                                       -------                      -------
 Cash and cash equivalents, end of period                              $   616                      $10,175
                                                                       =======                      =======


Supplemental disclosures of cash flow information:
  Interest paid:                                                       $   102                      $   146


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

   The accompanying condensed unaudited consolidated financial statements have been prepared by Number Nine Visual Technology Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended December 27, 1997. Operating results for the three month period ended March 28, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


B.  Cash and Cash Equivalents:
    --------------------------

   As of March 28, 1998, included in cash and cash equivalents is approximately $616,000 invested in overnight or money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.    Inventories:
      ------------

   Inventories consisted of (in thousands):

                                             MARCH 28, 1998          DECEMBER 27, 1997
                                             --------------          -----------------

       Raw materials                               $  784                   $  527
       Work in process                                580                      715
       Finished goods                               1,968                    1,622
                                                   ------                   ------
                                                   $3,332                   $2,864
                                                   ======                   ======

   The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

   At December 30, 1995 and June 28, 1996, a portion of inventory related to several of the Company's products was identified as in excess of current requirements based on a number of factors such as an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Accordingly, during the fourth quarter of 1995 and second quarter of 1996, the Company wrote off approximately $8.0 and $5.7 million of inventory, respectively related to these products. Management has developed a program to reduce the remaining inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful. At March 28, 1998 and December 27, 1997, the Company had a $1.7 million, due from a manufacturing contractor, which arose from components sold by the Company at cost to the contractor for assembly into finished goods.


D.   Debt:
     -----

   The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million. Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of March 28, 1998) plus 1.25% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets.

  The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company is not in compliance with certain covenants currently. The Company has received a waiver from the lender for noncompliance with certain covenants in the agreement, which is effective until September 30, 1998. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available. The Company believes that the lender will continue to allow the Company to operate under its forebearance agreement while the Company seeks to secure additional permanent financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

E.   Recently Issued Accounting Standards
     ------------------------------------

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

   The Company does not believe that the implementation of FAS 129, FAS 131 or FAS 132 will have a material impact on the Company's financial statements.

   Financial Accounting Standards Board Statement No. 130 ("FAS 130")
"Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the quarter ending March 28, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles. The Company had no additional comprehensive income other than reported on the income statement for the quarter ended March 28, 1998.

F.  Income Taxes:
    -------------

   At March 28, 1998, the Company had net operating loss carryforwards of approximately $28.9 million and $32.6 million available to offset future federal and state taxable income, respectively. The federal net carry-forwards begin to expire in 2010 and the state net carry-forwards begin to expire in 2000.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operation" and other parts of this Form 10-Q contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed here and those included in publicly available filings with the Securities and Exchange Commission, such as this report.


OVERVIEW

  Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, the Company began shipping products utilizing its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride. Additionally, the Company has begun development of its fourth generation 128-bit graphics accelerator chip technology. There can be no assurance that the Company's latest generation product, Revolution3D utilizing the Ticket to Ride chip will be successful or that the fourth generation product will be completed and marketed successfully. The Company also markets Hawkeye95, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95. In addition, the Company has begun to ship several new video/graphics products, including the second and third generations of its Imagine 128 accelerator board for Apple PowerMac PCI computers, and next-generation merchant accelerator chip based products in its Vision, Motion and Reality product families. During 1998, the Company currently plans to develop several different products with 3-D capabilities and anticipates that most of its products will also incorporate motion video acceleration.

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


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 28, 1998 AND MARCH 29, 1997

   Net Sales: Net sales decreased 42%, to $8.1 million in the first quarter of 1998 from approximately $14.0 million in the first quarter of 1997. This decrease was primarily attributable to lower sales of the Company's prorprietary 128-bit products to the Company's OEM customers. Net sales of the Company's proprietary 128-bit products decreased 62% to $3.9 million in the first quarter of 1998 from $10.3 million in the first quarter of 1997, representing 48.1% of net sales in the first quarter of 1998 compared to 73.6% in net sales in the first quarter of 1997. Sales of 64-bit products represented the remaining $4.2 million or 51.9% of net sales during the first quarter of 1998 compared to approximately $3.7 million or 26.4% of net sales in the first quarter of 1997. Sales to OEMs decreased 33%, to approximately $5.9 million in the first quarter of 1998 from approximately $8.8 million in the first quarter of 1997, representing 72.8% in the first quarter of 1998 compared to 62.9% of net sales in the first quarter of 1997. The decrease in OEM sales was primarily a result of essentially no sales to Dell Computer Corporation ("Dell") during the first quarter of 1998 compared to net sales of 35.7% or approximately $5.0 million during the first quarter of 1997. The loss of net sales to Dell was partially offset by new sales activity with International Business Machines Corporation ("IBM"), which represented approximately $2.6 million or 32.1% of net sales in the first quarter of 1998. Sales to Micron Electronics, Inc. represented 12.3% in the first quarter of 1998 compared to 12.9% of net sales in the first quarter of 1997. Net sales to the Company's retail and two-tier distribution customers decreased 62%, to $1.0 million during the first quarter of 1998 compared to $2.6 million during the first quarter of 1997. Total international sales decreased 19% to $3.5 million in the first quarter of 1998 from approximately $4.3 million in the first quarter of 1997.

   Gross Profit: Gross profit decreased 66%, to $832,000 in the first quarter of 1998 from $2.4 million in the first quarter of 1997. The decrease in gross profit during the first quarter of 1998 was largely attributable to the significantly lower net sales level and continued pricing pressure across the Company's products compared to the first quarter of 1997. The Company's gross profit margin decreased to 10.2% in the first quarter of 1998 from 17.3% in the first quarter of 1997, due primarily to decreased net sales of the Company's proprietary 128-bit products, which tend to generate higher gross margins than products utilizing merchant 64-bit chip technology, as well as continued pricing pressure across the Company's products. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 33%, to approximately $2.2 million in the first quarter of 1998 from $3.3 million in the first quarter of 1997, primarily as a result of decreased headcount and lower marketing costs as the Company controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 27.2% in the first quarter of 1998 from 23.6% in the first quarter of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

   Research and Development Expenses: Research and development expenses increased 7%, to $1.6 million in the first quarter of 1998 from approximately $1.5 million in the first quarter of 1997, resulting primarily from increased staffing to support continued development of both proprietary based video/graphics products. During the first quarter of 1998, the Company continued the development of its fourth generation proprietary 128-bit video/graphics accelerator chip, and began to develop its fifth generation proprietary 128-bit video/ graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 19.8% in the first quarter of 1998 from 10.7% in the first quarter of 1997, primarily attributable to lower sales in the recent quarter and increased expenditures on research and development. The Company currently expects that research and development expenses will continue to increase, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

   Interest Expense/Income: Net interest expense for the first quarter of 1998 was $109,000 compared to interest expense of $106,000 in the first quarter of 1997.

   Other Expense/Income: Other income totaled $43,000 in the first quarter of 1998 compared to other income of $115,000 in the first quarter of 1997. Other income during the first quarter of 1998 and the first quarter of 1997 was primarily attributable to interest earned on cash and cash equivalents.

   Provision (Benefit) for Income Taxes: During the first quarter of 1998 and the first quarter of 1997, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


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

   The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the first quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company's net sales to Dell in 1997 were not significant, $4.9 million during 1997 compared to $62.7 million during 1996. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because a significant portion of operating expense levels are relatively fixed, the timing of expense levels is based in large part on the Company's expectations of future sales. As a result of the decline in net sales to the Company's OEM customers, primarily Dell, and product transitions, net sales declined in the first quarter of 1998 compared to the first quarter of 1997. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

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

   Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 44.3% in the first quarter of 1998 from the fourth quarter of 1997 and 40.8% in the first quarter of 1997 from the fourth quarter of 1996, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.

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


LIQUIDITY AND CAPITAL RESOURCES

   The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Condensed Consolidated Financial Statements including in the Company's Annual Report on Form 10-K for the year ending Decmeber 27, 1997 as filed with the Commission.)

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

   In the first quarter ending March 28, 1998, the Company continued to incur losses on reduced revenue while marketplace pricing pressure has increased. The Company's operating activities provided cash of approximately $549,000 in the first quarter of 1998, compared to operating activities which provided cash of approximately $2.0 million in the first quarter of 1997. In the first quarter of 1998, a net decrease in accounts receivable and an increase in accounts payable, provided cash of approximately $2.3 million and $1.6 million, respectively, which was offset by a net loss from operations of $3.0 million and an increase of inventories of $467,000. Decreases in accounts receivable have primarily been attributable to lower sales levels in the first quarter of 1998. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At March 28, 1998, the Company's principal sources of liquidity consisted of approximately $616,000 of cash and cash equivalents and approximately $8.8 million available under its revolving line of credit, pending approval of the debt covenant waivers and subject to the Company's receivables described below.

   In the first quarter of 1998, investing activities used cash of approximately $72,000 for purchases of computer and office equipment compared to $280,000 for purchases and office equipment in the first quarter of 1997. Financing activities used cash of $2.3 million during the first quarter of 1998, attributable to the reduction of the outstanding balance of the revolving credit facility by $2.5 million. During the first quarter of 1997, financing activities used cash of $5.4 attributable to the reduction of the outstanding balance of the revolving credit facility by $5.5 million.

   As of March 28, 1998, approximately $6.0 million was outstanding under the Company's revolving credit facility (the "Loan Agreement"). The Loan Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Loan Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Loan Agreement or has required a waiver from its lender. On May 7, 1998, The Company executed a forebearance agreement with this lender which the Company is required to have its outstanding loan balance within its defined borrowing capacity by June 19, 1998. This agreement will also permit the Company to borrow within this borrowing capacity through September 30, 1998 up to a maximum amount of $4.5 million.

    On April 17, 1998, the Company received a short term loan of $3.0 million due May 17, 1998 from a stratgic partner as part of a technology and financial relationship. On May 7, 1998, the Companies signed financing and technology agreements. The financing is structured as a loan pursuant to which the Company may borrow up to $9.0 million, of which $3.0 was borrowed in April, 1998. This loan is convertible into preferred stock at a conversion price of $2.75 per share. The loan, if not converted, is payable on demand 180 days after September 30, 1998. The loan is subordinate to the Company's existing secured line of credit and is secured by essentially all of the Company's assets. The strategic partner was issued a 3-year warrant to purchase up to 3% of the outstanding common stock at the time of exercise at a price of $2.75 per share only if the Company repays outstanding princial and interest under this loan.

    The Company believes that its existing cash balances plus funds generated from product sales, and financing arrangements described above would be sufficient to fund operations at anticipated levels through the third quarter of 1998. However, after the third quarter of 1998, future growth in sales, significant losses and limitations of credit/terms by suppliers, and/or continued increases in working capital required by the Company's business would result in the need for the Company to obtain additional equity or debt financing. Additionally, the Company believes that working capital requirements for future product releases, as well as continued investments in operations, particularly research and development, will require additional equity or debt financing. No assurances can be given that any additional financing will be available to the Company on acceptable terms, if at all.


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


Item 2 -  Changes in Securities

   On March 26, 1998, the Company issued and sold 15,000 shares of Common Stock to one person pursuant to the exercise of an option granted under its 1989 Stock Option Plan. The purchase price paid upon the exercise of this option was $0.27 per share. These shares were issued in reliance upon the exemption from registration set forth in Rule 701 promulgated under the Securities Act of 1933, as amended.


Item 3 - Defaults Upon Senior Securities

   Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the first quarter ended March 28, 1998.


Item 5- Other Information

   On May 7, 1998, the Company entered into a loan agreement under which it may borrow up to $9.0 million. The loan is convertible into preferred stock at a conversion price of $2.75 per share. The loan, if not converted, is payable on demand 180 days after September 30, 1998 and is subordinated to the Company's existing secured line of credit and is secured by essentially all of the Company's assets. The Company also issued a 3-year warrant to purchase up to 3% of the outstanding common stock at the time of exercise at $2.75 per share if the Company repays the outstanding principal and interest under the loan.


Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits
        --------

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

   Exhibit
   Number      Description
   ------      -----------
   10.24       Securities Purchase Agreement
   10.25       Secured Subordinated Convertible Promissory Note
   10.26       Three Year Warrant
   27          Financial Data Schedule

   ---------------------------------

   (b)  Reports on Form 8-K
        -------------------

   No reports on Form 8-K were filed during the quarterly period ended March 28, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  May 12, 1998              /s/  Andrew Najda                           .
                               ----------------------------------------------
                               Andrew Najda
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


Date:  May 12, 1998              /s/  Timothy J. Burns                         .
                               ------------------------------------------------
                               Timothy J. Burns
                               Acting Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description of Exhibits                            Page
--------------    -----------------------                            ----
10.24             Securities Purchase Agreement                      (to be filed by amendment)

10.25             Secured Subordinated Convertible Promissory Note   (to be filed by amendment)

10.26             Three Year Warrant                                 (to be filed by amendment)

27                Financial Data Schedule