Form 10-Q/A
period 1998-03-28
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-05-15
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6(a) - Exhibits

     10.1    Securities Purchase Agreement
     10.2    Secured Subordinated Convertible Promissory Note
     10.3    Series A Convertible Preferred Stock Purchase Warrant
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


Item 3 - Defaults Upon Senior Securities

   Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits
        --------

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A.

   Exhibit
   Number      Description
   ------      -----------
   10.1        Securities Purchase Agreement
   10.2        Secured Subordinated Convertible Promissory Note
   10.3        Series A Convertible Preferred Stock Purchase Warrant
   27*         Financial Data Schedule

   ---------------------------------
*  Previously filed with the Securities and Exchange Commission on May 12, 1998.

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


Date:  May 12, 1998              /s/  Timothy J. Burns                         .
                               ------------------------------------------------
                               Timothy J. Burns
                               Acting Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description of Exhibits                                  Page
--------------    -----------------------                                  ----
10.1              Securities Purchase Agreement

10.2              Secured Subordinated Convertible Promissory Note

10.3              Series A Convertible Preferred Stock Purchase Warrant

27*               Financial Data Schedule

* Previously filed with the Securities and Exchange Commission on May 12, 1998.