Form 10-Q
period 1998-06-27
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-08-11
CIK 936448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1998
                                                -------------

                                      or
                                      --

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                        Commission File Number 0-25898
                                               -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)



            DELAWARE                                           04-2821358
            --------                                           ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)



   18 HARTWELL AVENUE, LEXINGTON, MA                           02421-3141
   ---------------------------------                           ----------
(Address of principal executive offices)                       (Zip Code)



      Registrant's telephone number, including area code:  (781) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

       The number of shares outstanding of the registrant's common stock at August 10, 1998 was 9,336,728

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                              INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements


         Condensed Consolidated Balance Sheets as of June 27, 1998 and
         December 27, 1997                                                 1

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 27, 1998 and June 28, 1997        2

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 27, 1998 and June 28, 1997                  3

         Notes to Condensed Consolidated Financial Statements              4


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9



Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                 20

Item 2 - Changes in Securities and Use of Proceeds                         20

Item 3 - Defaults Upon Senior Securities                                   21

Item 4 - Submission of Matters to a Vote of Security Holders               21

Item 5 - Other Information                                                 22

Item 6 - Exhibits and Reports on Form 8-K                                  23

   (a)   Exhibits
         10.27  Separation Agreement with Archie K. Miller,
                dated May 13, 1998
         27     Financial Data Schedule

   (b)   Reports on Form 8-K

SIGNATURE(S)                                                               24


Part I  Financial Information:
------------------------------

Item 1  Financial Statements

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              JUNE 27, 1998   JUNE 27, 1998   DECEMBER 27, 1997
                                                              -------------   -------------   -----------------
                                                                                 Pro Forma
                                                                               (See Note A)
                                                                unaudited       unaudited

CURRENT ASSETS:
  Cash and cash equivalents                                      $  2,224       $  2,224          $  2,481
  Accounts receivable, trade, net of allowances for doubtful accounts of $38 and $193, at June 27, 1998 and
    December 27, 1997                                               4,489          4,489            10,506
  Receivable from manufacturing contractor                              -              -             1,678
  Inventories                                                       1,209          1,209             2,864
  Prepaid expenses                                                    767            405               274
                                                                 --------       --------          --------
    Total current assets                                            8,689          8,327            17,803

Property and equipment, net                                         3,219          3,219             3,906
Other assets                                                           38             38               150
                                                                 --------       --------          --------
    TOTAL ASSETS                                                 $ 11,946       $ 11,584          $ 21,859
                                                                 ========       ========          ========

CURRENT LIABILITIES:
  Revolving line of credit                                       $    658       $    658          $  8,500
  Convertible subordinated promissory notes                         9,102              -                 -
  Note payable to manufacturing contractor                          1,166          1,166                 -
  Accounts payable                                                  1,621          1,621             6,148
  Accrued expenses and other current liabilities                      888            888             1,429
                                                                 --------       --------          --------
    Total current liabilities                                      13,435          4,333            16,077

Commitments and contingencies                                           -              -                 -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value; 5,000,000 shares
     Authorized; no shares issued or outstanding, actual;
     3,309,848 shares of Series A Convertible Preferred Stock,
     $.01 par value, issued and outstanding at June 27, 1998,
     pro forma                                                          -             33                 -
   Common Stock, $.01 par value; 20,000,000 shares authorized;
     9,336,728 shares issued and outstanding at June 27, 1998;
     9,172,548 shares issued and outstanding at December 27, 1         93             93                92
  Additional paid-in capital                                       36,251         44,958            35,994
  Accumulated deficit                                             (37,833)       (37,833)          (30,304)
                                                                 --------       --------          --------
    Total stockholders' equity                                     (1,489)         7,251             5,782
                                                                 --------       --------          --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 11,946       $ 11,584          $ 21,859
                                                                 ========       ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 27, 1998   June 28, 1997     June 27, 1998  June 28, 1997
                                       --------------  -------------     -------------  -------------
Net sales                                 $ 3,785         $ 7,094           $11,926       $ 21,058
Cost of sales                               4,800           8,293            12,109         19,843
                                          -------         -------           -------       --------
    Gross margin                           (1,015)         (1,199)             (183)         1,215

Operating expenses:
  Selling, general, and                     2,220           3,927             4,374          7,225
   administrative
  Research and development                  1,304           2,712             2,943          4,193
                                          -------         -------           -------       --------
    Total operating expenses                3,524           6,639             7,317         11,418

Loss from operations                       (4,539)         (7,838)           (7,500)       (10,203)
Other income (expense):
  Interest expense                           (183)            (76)             (292)          (183)
  Other income, net                           225             123               263            238
                                          -------         -------           -------       --------

Loss before income taxes                   (4,497)         (7,791)           (7,529)       (10,148)

Provision for income taxes                      -           1,838                 -          1,838
                                          -------         -------           -------       --------
Net loss                                  $(4,497)        $(9,629)          $(7,529)      $(11,986)
                                          =======         =======           =======       ========

 Net loss per common share
    - diluted                             $ (0.48)        $ (1.06)          $ (0.81)      $  (1.32)
                                          =======         =======           =======       ========
    - basic                               $ (0.48)        $ (1.06)          $ (0.81)      $  (1.32)
                                          =======         =======           =======       ========

Common shares used in computing
  net loss per share
    - diluted                               9,317           9,101             9,258          9,089
                                          =======         =======           =======       ========
    - basic                                 9,317           9,101             9,258          9,089
                                          =======         =======           =======       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                SIX MONTHS ENDED
                                                                      JUNE 27, 1998             JUNE 28, 1997
                                                                   ------------------        -------------------
 Cash flows from operating activities:
   Net loss                                                                  $(7,529)                  $(11,986)
   Adjustments to reconcile net income to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                                               735                        571
     Amortization of capitalized software costs                                    -                        385
     Provision for bad debts                                                     272                       (243)
     Deferred taxes                                                                -                      1,838
     Change in operating assets and liabilities:
       Accounts receivable                                                     5,745                      7,475
       Receivable due from manufacturing contractor                            1,678                       (696)
       Inventories                                                             1,655                      6,627
       Prepaids and other assets                                                (381)                       347
       Accounts payable                                                       (4,527)                       177
       Accrued expenses and other current liabilities                           (541)                      (901)
                                                                             -------                   --------
         Net cash provided by (used for) operating activities                 (2,893)                     3,594
                                                                             -------                   --------

 Cash flows from investing activities:
     Purchase of property and equipment                                          (48)                    (1,070)
                                                                             -------                   --------
         Net cash used for investing activities                                  (48)                    (1,070)
                                                                             -------                   --------

 Cash flows from financing activities:
     Proceeds from issuance of common stock and
         exercise of common stock options                                        258                        104
     Advances (payments) on revolving line of credit, net                     (7,842)                    (6,500)
     Advances on convertible subordinated promissory note                      9,102                          -
     Advances on notes payable with manufacturing contractor, net              1,166                          -
     Principal payments on capital lease obligations                               -                        (42)
                                                                             -------                   --------
         Net cash provided by (used for) financing activities                  2,684                     (6,438)
                                                                             -------                   --------

 Net change in cash and cash equivalents                                        (257)                    (3,914)
 Cash and cash equivalents, beginning of period                                2,481                     13,895
                                                                             -------                   --------
 Cash and cash equivalents, end of period                                    $ 2,224                   $  9,981
                                                                             =======                   ========


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

    Number Nine Visual Technology Corporation (the "Company") has continued to incur substantial losses from operations, has lost a significant customer, is not in compliance with all of the covenants required by its lender, has unresolved class action litigation concerning alleged violations of securities laws and needs additional financing to continue operations, all of which raise substantial doubt about its ability to continue as a going concern. The Company has hired financial management with experience in working with financially troubled companies. The Company also has retained investment-banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist it in the evaluation of potential merger and partnering opportunities.

    On May 7, 1998 the Company secured a portion of its required funding by entering into a Securities Purchase Agreement (the "Agreement") with Silicon Graphics, Inc. ("SGI") pursuant to which the Company established a strategic and financial partnership with SGI. Under the Agreement the Company issued during the second quarter ended June 27, 1998 a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant"). The Notes are subordinated to the Company's existing secured line of credit, are secured by essentially all of the Company's assets, and bear interest at a rate per annum equal to the prime rate plus 2% and are convertible, at SGI's option, into shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share. If the Company pays any of the outstanding principal and interest due under any of the Notes, then on such date (the "Payment Date") the Warrant will entitle the holder until the third anniversary of the Payment Date to purchase at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. Following issuance each share of Preferred Stock would be convertible into one share of the Company's Common Stock. If not converted, the Notes will be payable on demand 180 days after September 30, 1998. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, no assurance can be provided that the Company will be successful in raising additional capital, continuing this strategic alliance, or entering into a new business alliance.

    As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock, which represents approximately 26.4% of the issued and outstanding equity of the Company. In connection with the conversion, the Warrant was canceled and the Company issued to SGI a replacement Series A Convertible Preferred Stock Purchase Warrant (the "Replacement Warrant"). The Replacement Warrant entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on August 10, 1998, the Replacement Warrant would have entitled the holder to purchase up to 294,000 shares of Preferred Stock.

    The pro forma balance sheet at June 27, 1998 reflects the conversion on August 10, 1998 of Notes evidencing an aggregate of $9.1 million of principal and accrued interest, offset by deferred finacing costs of $362,000, into 3,309,848 shares of Preferred Stock as if the same had occurred on June 27, 1998. The pro forma balance sheet does not reflect the effects of the fair value of the Replacement Warrant and any loss on conversion, accumulated deficit, and additional paid in capital. The determination of fair value is not currently available.

    The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended December 27, 1997. Operating results for the three month period and six month period ended June 27, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

B.  CASH AND CASH EQUIVALENTS:
    --------------------------

    As of June 27, 1998, cash and cash equivalents consists of $2.2 million invested in overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.  INVENTORIES:
    ------------

    Inventories consisted of (in thousands):

                                JUNE 27, 1998       DECEMBER 27, 1997
                                -------------       -----------------
         Raw materials              $  451                $  527
         Work in process               561                   715
         Finished goods                197                 1,622
                                    ------                ------
                                    $1,209                $2,864
                                    ======                ======

    The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

    At December 30, 1995 and June 28, 1996, a portion of inventory related to several of the Company's products was identified as in excess of current requirements based on a number of factors such as an acceleration of product transitions, further deterioration of memory inventory value, continued pressure on pricing of older products, lower than expected sales activity of certain products and excess component inventories. Accordingly, during the fourth quarter of 1995 and second quarter of 1996, the Company wrote off approximately $8.0 and $5.7 million of inventory, respectively, related to those products. At that time, management developed a program to reduce this type of inventory to desired levels over the near term. This program has been extended to handle the Company's newer products as they approach their effective end-of-life. Management, on a quarterly basis, estimates the fair market value for all of its inventory, and if it is determined that fair market value is lower than cost, reserves are taken to account for this loss. Management believes no additional loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should this program not be successful.

    At December 27, 1997, the Company had a $1.7 million due from a manufacturing contractor, which arose from components sold by the Company at cost to the contractor for assembly into finished goods. The Company did not have receivables due from its manufacturing contractors, on June 27, 1998. The Company may continue to sell components to its manufacturing contractors in the future.

D.  DEBT:
    -----

    The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million. Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.50% as of June 27, 1998) plus 1.25% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expires on December 2, 1998 and is renewable on a yearly basis thereafter. The loan balance is collateralized by substantially all of the Company's assets.

    The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company is not in compliance with certain covenants currently. The Company has received a forebearance arrangement from the lender for noncompliance with certain covenants in the agreement, which is effective until September 30, 1998. Under the forebearance agreement, the maximum amount the Company can borrow can not exceed $4.5 million. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available.
The Company believes that the lender will continue to allow the Company to operate under its forebearance agreement while the Company seeks to secure additional permanent financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

    On May 7, 1998 the Company entered into the Agreement with SGI for a loan. Under the Agreement the Company issued during the second quarter ended June 27, 1998 a series of Notes in the aggregate principal amount of $9.0 million and the Warrant. The Notes are subordinated to the Company's existing secured line of credit, are secured by essentially all of the Company's assets, bear interest at a rate per annum equal to the prime rate plus 2% and are convertible, at SGI's option, into shares of the Company's Preferred Stock, at a conversion price equal to $2.75 per share. If the Company pays any of the outstanding principal and interest due under any of the Notes, then on the Payment Date, the Warrant will entitle the holder until the third anniversary of the Payment Date to purchase that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. Following issuance each share of Preferred Stock is convertible into one share of the Company's Common Stock. If not converted, the Notes will be payable on demand 180 days after September 30, 1998.

    As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock. In connection with the conversion, the Warrant was canceled and the Company issued to SGI the Replacement Warrant which entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on August 10, 1998, the Replacement Warrant would have entitled the holder to purchase up to 294,000 shares of Preferred Stock.

    The Company has entered into a note payable with one of its manufacturing contractors. Under the terms of the note payable, the Company converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and is to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. The last payment is scheduled to occur in November 1998. Should the Company fail to pay any of its monthly installments, the manufacturing contractor would be entitled to demand immediate payment in full of the note payable. As of June 27, 1998, the total amount due under this note payable was $1.2 million.

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

    Financial Accounting Standards Board Statement No. 131 ("FAX 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

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

    Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999, although earlier application is encouraged. FAS 133 established standards related to the Company's financial risks associated with its activity as it relates to financial activities with respect to derivative instruments and hedging. The Company currently does not engage and has no plans to engage in the practice of using financial derivative instruments and hedging activities.

    The Company does not believe that the implementation of FAS 129, FAS 131, FAS 132 or FAS 133 will have a material impact on the Company's financial position or results of operations.

    Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company adopted the requirements of this pronouncement in its financial statements for the quarter ended March 28, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles. The Company had no additional comprehensive income other than reported on the income statement for the quarter ended June 27, 1998.

F.  INCOME TAXES:
    -------------

    At June 27, 1998, the Company had net operating loss carryforwards of approximately $28.9 million and $32.6 million available to offset future federal and state taxable income, respectively. The federal net carryforwards begin to expire in 2010 and the state net carryforwards begin to expire in 2000.

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

OVERVIEW

    Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, the Company began shipping products utilizing its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride/(TM)/.

    During the second quarter of 1998, the Company announced its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride IV, and the related graphics board product, Revolution/(R)/ IV. In addition, the Company began to develop its fifth generation proprietary 128-bit video/graphics accelerator chip. There can be no assurance that the Company's latest generation product, Revolution3D utilizing the Ticket to Ride chip and Revolution IV utilizing the Ticket to Ride IV chip, will be successful or that the fifth generation product will be completed and marketed successfully.

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

    The Company's sales to OEMs typically generate lower gross margins than retail and distributor sales, but also generally entail lower marketing, sales and product support costs. The Company's net sales, gross margins and profits have in the past, and may in the future, vary significantly depending on the proportion of its sales to OEMs and other distribution channels, as well as the mix of products sold in each channel. The Company's sales of merchant-based technology products are typically at a significantly lower margin than the sales of its proprietary technology products. The gross margin on all of the Company's products is significantly impacted by costs of components, particularly memory costs and controller chips, which have varied widely over the past several years, as well as significant pricing pressure on its products as a result of competition.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 27, 1998 AND JUNE 28, 1997

    Net Sales: Net sales decreased 46%, to $3.8 million in the second quarter of 1998 from approximately $7.1 million in the second quarter of 1997. This decrease was primarily attributable to lower sales of the Company's proprietary 128-bit products to the Company's OEM customers, as well as lower sales in international two-tier and retail distribution customers, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of the Company's proprietary 128-bit products decreased 62% to $1.8 million in the second quarter of 1998 from $4.8 million in the second quarter of 1997, representing 47.4% of net sales in the second quarter of 1998, compared to 67.6% in net sales in the second quarter of 1997. Sales of 64-bit products represented the remaining $2.0 million or 52.6% of net sales during the second quarter of 1998 compared to approximately $2.3 million or 32.4% of net sales in the second quarter of 1997. Sales to OEMs increased 9%, to approximately $3.7 million in the second quarter of 1998 from approximately $3.4 million in the second quarter of 1997, representing 97.6% in the second quarter of 1998 compared to 47.9% of net sales in the second quarter of 1997. The increase in OEM sales was primarily due to continued sales activity with International Business Machines Corporation ("IBM"), which represented approximately $1.6 million or 42.1% of net sales in the second quarter of 1998. Net sales to IBM have decreased from the first quarter of 1998 by 38% from $2.6 million, primarily due to lower than expected orders from IBM. Sales to Digital Equipment Corporation ("DEC") represented 30.5% of net sales in the second quarter of 1998, compared to 12.0% of net sales in the second quarter of 1997. Sales to Micron Electronics, Inc. ("Micron") represented 3.9% of the second quarter of 1998, compared to 8.9% of net sales in the second quarter of 1997. Net sales to the Company's retail and two-tier distribution customers decreased 95%, to $100,000 during the second quarter of 1998 compared to $1.9 million during the second quarter of 1997. Total international sales decreased 73% to $1.0 million in the second quarter of 1998 from approximately $3.7 million in the second quarter of 1997.

    Gross Margin: Gross margin was a loss of $(1.0) million in the second quarter of 1998 compared to a loss of $(1.2) million in the second quarter of 1997. The Company's gross profit margin decreased to (26.8)% in the second quarter of 1998 from (16.9)% in the second quarter of 1997, due primarily to the significantly lower net sales level and continued pricing pressure, in the form of stock rotation and price protection in the two-tier and retail distribution customers worldwide, when compared to the second quarter of 1997. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future
Results of Operations" may have a negative impact on gross margin.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 44%, to approximately $2.2 million in the second quarter of 1998 from $3.9 million in the second quarter of 1997, primarily as a result of decreased headcount and lower marketing costs as the Company reduced variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 58.7% in the second quarter of 1998 from 55.4% in the second quarter of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

    Research and Development Expenses: Research and development expenses decreased 52%, to $1.3 million in the second quarter of 1998 from approximately $2.7 million in the second quarter of 1997, resulting primarily from incurring one-time costs associated with completing development efforts on the Ticket to Ride accelerator chip, and Revolution3D products in the second quarter of 1997. During the second quarter of 1998, the Company announced its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride IV, and the related graphics board product, Revolution IV. In addition, the Company began to develop its fifth generation proprietary 128-bit video/graphics accelerator chip. As a percentage of net sales, research and development expenses decreased to 34.4% in the second quarter of 1998 from 38.2% in the second quarter of 1997. The Company currently expects that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

    Interest Expense: Net interest expense for the second quarter of 1998 was $183,000 compared to interest expense of $76,000 in the second quarter of 1997, primarily attributable to higher average levels of debt in the second quarter of 1998.

    Other Expense/Income: Other income totaled $225,000 in the second quarter of 1998 compared to other income of $123,000 in the second quarter of 1997. Other income during the second quarter of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the second quarter of 1997 was primarily attributable to interest income.

    Provision for Income Taxes: During the second quarter of 1998, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In the second quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
JUNE 27, 1998 AND JUNE 28, 1997

    Net Sales: Net sales decreased 44%, to $11.9 million in the first six months of 1998 from approximately $21.1 million in the first six months of 1997. This decrease was primarily attributable to lower sales of the Company's proprietary 128-bit products to the Company's OEM customers, as well as lower sales in international two-tier and retail distribution customers, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of the Company's proprietary 128-bit products decreased 62% to $5.8 million in the first six months of 1998 from $15.1 million in the first six months of 1997, representing 48.3% of net sales in the first six months of 1998 compared to 71.5% in net sales in the first six months of 1997. Sales of 64-bit products represented the remaining $6.2 million or 51.6% of net sales during the first six months of 1998 compared to approximately $6.0 million or 28.5% of net sales in the first six months of 1997. Sales to OEMs decreased 21%, to approximately $9.5 million in the first six months of 1998 from approximately $12.1 million in the first six months of 1997, representing 80% in the first six months of 1998 compared to 57.7% of net sales in the first six months of 1997. The decrease in OEM sales was primarily a result of essentially no sales to Dell Computer Corporation ("Dell") during the first six months of 1998 compared to net sales of $5.1 million or approximately 24.2% during the first six months of 1997. The loss of net sales to Dell was partially offset by new sales activity with IBM, which represented approximately $4.2 million or 35.3% of net sales in the first six months of 1998. Sales to Micron represented 9.3% in the first six months of 1998 compared to 11.6% of net sales in the first six months of 1997. Net sales to the Company's retail and two-tier distribution customers decreased 75%, to $1.1 million during the first six months of 1998 compared to $4.5 million during the first six months of 1997. Total international sales decreased 33% to $5.3 million in the first six months of 1998 from approximately $7.9 million in the first six months of 1997.

    Gross Margin: Gross margin was a loss of $(183,000) in the first six months of 1998 compared to gross profit of $1.2 million in the first six months of 1997. The decrease in gross profit during the first six months of 1998 was largely attributable to the significantly lower net sales level and continued pricing pressure across the Company's products compared to the first six months of 1997. The Company's gross profit margin decreased to (1.5)% in the first six months of 1998 from 5.8% in the first six months of 1997, due primarily to significantly lower net sales and continued price pressure, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle, compared to the first six months of 1997. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 39%, to approximately $4.4 million in the first six months of 1998 from $7.2 million in the first six months of 1997, primarily as a result of decreased headcount and lower marketing costs as the Company controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 36.7% in the first six months of 1998 from 34.3% in the first six months of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

    Research and Development Expenses: Research and development expenses decreased 30%, to $2.9 million in the first six months of 1998 from approximately $4.2 million in the first six months of 1997, resulting primarily from incurring one-time costs associated with completing development efforts on the Ticket to Ride accelerator chip, and Revolution3D products. During the first six months of 1998, the Company announced its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride IV, and the related graphics board product, Revolution IV. In addition, the Company began to develop its fifth generation proprietary 128-bit video/graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 24.7% in the first six months of 1998 from 19.9% in the first six months of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

    Interest Expense: Net interest expense for the first six months of 1998 was $292,000 compared to interest expense of $183,000 in the first six months of 1997.

    Other Expense/Income: Other income totaled $263,000 in the first six months of 1998 compared to other income of $238,000 in the first six months of 1997. Other income during the first six months of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the first six months of 1997 was primarily attributable to interest income.

    Provision for Income Taxes: During the first six months of 1998 and the first six months of 1997, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

Product Life Cycle Management

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

    The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the second quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company's net sales to Dell in 1997 were not significant, $4.9 million during 1997 compared to $62.7 million during 1996. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because significant portions of operating expense levels are relatively fixed, the timing of expense levels is based in large part on the Company's expectations of future sales. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

    Due primarily to industry seasonality, demand for the Company's products historically has been strongest during the fourth calendar quarter, and sales in the subsequent calendar quarter have tended to decline. Net sales decreased 53.5% in the second quarter of 1998 from the first quarter of 1998 and 49.2% in the second quarter of 1997 from the first quarter of 1997, although period-to-period comparisons of financial results should not be relied upon as an indication of future performance. Quarterly peaks in sales also tend to coincide with peak working capital requirements.

Dependence upon the PC Industry

    The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The PC industry is characterized by a limited number of major OEMs driving the majority of PC sales. While the Company is pursuing a significant portion of its business derived from the limited number of major OEMs, there is no assurance that the Company will be successful in establishing profitable relationships with major OEMs. In addition, major OEMs exercise significant price pressure on their suppliers, generating lower gross margins than retail and distribution customers do. Any failure by the Company to establish profitable relationships with major OEM customers, or to maintain and increase the volume and profitability of the products manufactured for such customers would have a material adverse effect on the Company's business, financial condition and results of operations.

Proprietary Technology: Product Mix

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

Competition

    The market for the Company's products is highly competitive. The Company believes that its ability to compete successfully depends upon a number of factors both within and beyond its control, including product performance, product features, product availability, price, quality, timing of new product introductions by the Company and its competitors, the emergence of new video/graphics and PC standards, customer support, and industry and general economic trends. The Company seeks to compete by offering products emphasizing high performance and quality and with a continuing commitment to product improvements and new product introductions and the ability to provide a broad product line where demand justifies it. The Company's principal competitors include ATI Technologies, Inc. ("ATI"), Diamond Multimedia Systems, Inc., Matrox Electronic Systems, Inc. ("Matrox") and STB Systems, Inc. Each of these named competitors has graphics accelerator products that are marketed in competition with the Company's 64-bit and 128-bit graphics accelerator products. The Company's principal competitors on chip technology include Intel Corporation, 3DFX Interactive, Inc., 3DLabs Inc., Ltd., Nvidia Corporation, ATI and Matrox.

    Numerous competitors, particularly in higher-volume, lower-priced product categories, compete primarily on the basis of price, which may result in reduced sales and/or lower margins for the Company's products. In addition, many companies compete on the basis of their integrated circuit design capabilities, by supplying accelerator chips on a merchant basis, by producing board-level products, by integrating the accelerator chip that will be placed directly on the CPU motherboard. The Company expects this trend to continue for low-end video/graphic accelerator subsystems; however, it believes the market for video/graphic accelerator subsystems in mid-range to high-end PCs will continue to exist.

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

Dependence upon Suppliers

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

Dependence upon Key Personnel

    The Company's future success will depend, to a significant extent, upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. Failure to retain key personnel, or to attract additional personnel to satisfy the Company's needs could have a material adverse effect on the Company's business, financial condition and results of operation.

Year 2000 Compliance

    The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions, and also includes software programs in its products. The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits such as 97 for 1997. On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software using only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal operating business activities.

    The Company has conducted an assessment of its internal information systems to determine the extent of any Year 2000 problem. This assessment revealed that its principal information systems correctly define the year 2000 and do not require any modification. As a result, the Company does not expect to incur any material costs associated with Year 2000 issues. However, there can be no assurances that, to date, the Company has identified all material Year 2000 issues associated with internal information systems which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is in the process of contacting its customers, suppliers, financial institutions, creditors, service providers and governmental agencies, with which the Company has a material relationship, in an effort to verify the Year 2000 readiness of these third parties that could cause a material impact on the Company. However, there can be no assurances that all material Year 2000 issues associated with third parties will be identified and corrected on a timely basis, or that corrections made by third parties will be compatible with Company's information systems. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by third parties to properly operate or manage dates beyond 1999.

    The Company has not yet designed a contingency plan to address any Year 2000 issues that may arise, partially as a result of the favorable responses regarding Year 2000 readiness received to date. The Company intends to design and implement such a contingency plan prior to the end of the current fiscal year, which will be based in part upon the balance of the responses the Company expects to receive.

Stock Price Volatility

    The trading price of the Company's Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future, in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or significant OEM system design wins by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of purchased components, general financial market conditions, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse or accept responsibility for the estimates or recommendations issued by stock research analysts from time to time. The volatility of public stock markets, and technology stocks specifically, have frequently been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

Shareholder Litigation

    The Company has been served notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants the Company, the members of the Board of Directors during the period in question, the former Chief Financial Officer and Treasurer of the Company, and the Selling Shareholders and Managing Underwriters of the Company's 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of the Company's Common Stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interest, costs and fees, allege, among other things, that the Company's Registration Statement and Prospectus in its initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. By order of the District Court, these actions have been consolidated into a single action. If the lawsuit is not resolved satisfactorily for the Company, there could be a material adverse effect on the Company's future financial performance and results of operations and accordingly, income (loss).

Intellectual Property Infringement

    It is common in the PC industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. Several OEM customers recently sent the Company notices of potential indemnity claims based upon notices of infringement that they have received from a patent owner. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. The Company provides multimedia subsystems to its OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon the Company's preliminary evaluation of the patent, it does not believe the infringement claims are meritorious as to its products sold to its customer. However, pursuant to such indemnity agreements or in the event, the Company is directly sued, the Company may be required to dedicate significant management time and expense to defending itself or assisting its OEM customers in their defense of this or other infringement claims, whether meritorious or not, which could have a material adverse effect on the Company's business, financial condition and results of operations. If this or another intellectual property claim were to be brought against the Company, or one or more of its OEM customers, and the Company, or one or more of its OEM customers, were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If an intellectual property claim were to be brought against one or more of the Company's suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of its products to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997 as filed with the Commission.)

    The Company has continued to incur substantial losses from operations, lost a significant customer, is not in compliance with all of the covenants required by its lender, has unresolved class action litigation concerning alleged violations of securities laws, and needs additional financing to continue operations, all of which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has retained investment-banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist it in the evaluation of potential merger and partnering opportunities.

    During the second quarter of 1998, the Company has secured a portion of its required funding through a strategic and financial partnership with Silicon Graphics, Inc., which is further described below. However, no assurance can be provided that the Company will be successful in raising additional capital, continuing this strategic alliance, or entering into a new business alliance. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Several factors in the development of the Company's business during 1995, 1996 and 1997 have had a significant impact on its balance sheet and cash flows. During 1995 and 1996, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its business, increasing sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. The Company incurred valuation adjustments for inventory during the fourth quarter of 1995 and second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $8.0 million and $5.7 million, respectively. The Company determined that the market value for this material was substantially less than the cost to procure and build, and the Company has written down the components to estimated net realizable value less selling costs. Significant pricing pressure for the Company's products has been experienced during 1997 and to date in 1998, resulting in lower gross margin and less net income. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

    In the second quarter ending June 27, 1998, the Company continued to incur losses on reduced revenue while marketplace pricing pressure has increased. The Company's operating activities used cash of approximately $2.9 million in the first six months of 1998, compared to operating activities which provided cash of approximately $3.6 million in the first six months of 1997. In the first six months of 1998, net decreases to accounts receivable, receivable due from manufacturing contractors and inventory generated cash of approximately $5.7 million, $1.7 million and $1.7 million, respectively. In addition, a net decrease to accounts payable used cash of approximately $4.5 million. Decreases in accounts receivable have primarily been attributable to lower sales levels in the second quarter of 1998. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At June 27, 1998, the Company's principal sources of liquidity consisted of approximately $2.2 million of cash and cash equivalents and approximately $4.5 million available under its revolving line of credit, as described below.

    In the first six months of 1998, investing activities used cash of approximately $48,000 for purchases of computer and office equipment compared to $1.1 million for purchases and office equipment in the first six months of 1997. Financing activities provided cash of $2.7 million during the first six months of 1998, attributable to advances of $9.0 million made against certain convertible subordinated promissory notes, and $1.2 million of trade accounts payable to a manufacturing subcontractor converted to a short-term note payable, offset by a reduction of the outstanding balance of the revolving credit facility by $7.8 million. During the first six months of 1997, financing activities used cash of $6.4 million, attributable to the reduction of the outstanding balance of the revolving credit facility by $6.5 million.

   As of June 27, 1998, approximately $658,000 was outstanding under the Company's revolving credit facility (the "Loan Agreement"). The Loan Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Loan Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Loan Agreement or has required a waiver from its lender. On May 7, 1998, the Company executed a forbearance agreement with this lender, which permits the Company to borrow within its borrowing capacity through September 30, 1998 up to a maximum amount of $4.5 million. The Company is currently in compliance with all the terms of this forbearance agreement.

   On April 17, 1998, the Company received a short term loan of $3.0 million from Silicon Graphics, Inc. ("SGI") which was due on May 17, 1998. On May 7, 1998 the Company and SGI refinanced the short term loan by entering into a Securities Purchase Agreement (the "Agreement") pursuant to which the Company issued during the second quarter ended June 27, 1998 a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant"). The Notes are subordinated to the Company's existing secured line of credit, are secured by essentially all of the Company's assets, bear interest at a rate per annum equal to the prime rate plus 2% and are convertible, at SGI's option, into shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share. If the Company pays any of the outstanding principal and interest due under any of the Notes, then on such date (the "Payment Date") the Warrant will entitle the holder until the third anniversary of the Payment Date to purchase at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. Following issuance each share of Preferred Stock would be convertible into one share of the Company's Common Stock. If not converted, the Notes will be payable on demand 180 days after September 30, 1998.

    As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock. In connection with the conversion, the Warrant was canceled and the Company issued to SGI the Replacement Warrant which entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on August 10, 1998, the Replacement Warrant would have entitled the holder to purchase up to 294,000 shares of Preferred Stock.

    The Company has entered into a note payable with one of its manufacturing contractors. Under the terms of the note payable, the Company converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and is to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. The last payment is scheduled to occur in November 1998. Should the Company fail to pay any of its monthly installments, the manufacturing contractor would be entitled to demand immediate payment in full of the note payable.

    The Company believes that its existing cash balances plus funds generated from product sales, and financing arrangements described above would be sufficient to fund operations at anticipated levels through the third quarter of 1998. However, after the third quarter of 1998 future growth in sales, significant losses and limitations of credit/terms by suppliers, and/or continued increases in working capital required by the Company's business would result in the need for the Company to obtain additional equity or debt financing. Additionally, the Company believes that working capital requirements for future product releases, as well as continued investments in operations, particularly research and development, after the third quarter of 1998 will require additional equity or debt financing. No assurances can be given that any additional financing will be available to the Company on acceptable terms, if at all.

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


Item 2 - Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c) (1) Securities sold. (A) During the period from May 7, 1998 to June 27, 1998 the Company issued a series of secured subordinated convertible promissory notes (the "Notes") and a Series A Convertible

         Preferred Stock Purchase Warrant (the "Warrant"). (B) On May 27, 1998, the Company issued and sold 12,000 shares (the "Option Shares") of its Common Stock, par value $.01 per share (the "Common Stock").

         (2) Underwriters and other purchasers. (A) No underwriters were involved in the transaction. The Company issued the Notes and the Warrant to Silicon Graphics, Inc. ("SGI"). (B) No underwriters were involved in the transaction. The Company issued the Option Shares pursuant to an exercise of an option granted to an employee under the Company's 1989 Stock Option Plan.

         (3) Consideration. (A) The Notes and the Warrant were issued to SGI for an aggregate purchase price of $9.0 million. (B) The Option Shares were issued at an exercise price of $0.27 per share for an aggregate exercise price of $3,240.

         (4) Exemption from registration claimed. (A) The Notes and the Warrant were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the transaction did not involve any public offering by the Company. (B) The Option Shares were issued in reliance upon the exemption from registration set forth in Rule 701 under the Act, because the transaction involved the exercise of a stock option that was granted by the Company pursuant to a written compensatory benefit plan and before the Company became subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

         (5) Terms of conversion or exercise. (A) The Notes are convertible, at SGI's option, into shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share. If the Company pays any of the outstanding principal and interest due under any of the Notes, then on the date of such payment (the "Payment Date") the Warrant will entitle the holder until the third anniversary of the Payment Date to purchase at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's issued and outstanding Common Stock, par value $.01 per share (the "Common Stock"). Following issuance each share of Preferred Stock would be convertible into one share of the Company's Common Stock. (B) Not applicable.

         (6) Use of Proceeds. (A) Not applicable. (B) Not applicable.

(d)      Not applicable.


Item 3 - Defaults Upon Senior Securities

         Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of shareholders was held on June 25, 1998 at the Seaport Hotel, One Seaport Lane, near the World Trade Center, Boston, Massachusetts at 10:00 a.m. There were 9,300,925 shares outstanding as of the April 28, 1998, the record date for the Company's annual meeting of shareholders. Of the 9,300,925 shares eligible to vote, 7,722,695 shares were voted.

   At the meeting, the Company's shareholders elected two directors to serve until the 2000 annual meeting of shareholders. The vote counts were as follows:

                                      Affirmative    Withheld
                                      -----------    --------
    Mr. Andrew Najda                  7,574,592      148,103
    Mr. Stanley W. Bialek             7,575,042      147,653

    At the meeting, the Company's shareholders also ratified the appointment of Coopers & Lybrand LLP (and its successors PricewaterhouseCoopers LLP) as the Company's independent public accountants for the fiscal year ending January 2, 1999. The vote counts were as follows:

                      Affirmative    Against    Abstain
                      -----------    -------    -------
                      7,539,525      21,370     161,800


Item 5 - Other Information

    As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock, which represents approximately 26.4% of the issued and outstanding equity of the Company. In connection with the conversion, the Warrant was canceled and the Company issued to SGI a replacement Series A Convertible Preferred Stock Purchase Warrant (the "Replacement Warrant"). The Replacement Warrant entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on August 10, 1998, the Replacement Warrant would have entitled the holder to purchase up to 294,000 shares of Preferred Stock.

    To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than January 29, 1999. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than April 26, 1999. All stockholder proposals should be marked for the attention of: Assistant Treasurer, Number Nine Visual Technology Corporation, 18 Hartwell Avenue, Lexington, Massachusetts 02173.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits
         --------

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

   Exhibit Number       Description
   --------------       -----------

   10.27                Separation Agreement with Archie K. Miller, dated
                        May 13, 1998
   27                   Financial Data Schedule


   (b)  Reports on Form 8-K
        -------------------

   No reports on Form 8-K were filed during the quarterly period ended June 27, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  August 11, 1998         By: /s/  Andrew Najda
                                   --------------------------------------
                                   Andrew Najda
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  August 11, 1998         By: /s/  Timothy J. Burns
                                   --------------------------------------
                                   Timothy J. Burns
                                   Acting Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description                                  Page
--------------    -----------                                  ----

10.27 Separation Agreement with Archie K. Miller, dated May 13, 1998

27               Financial Data Schedule