Form 10-Q
period 1998-10-03
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1998-11-17
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998
                                                ---------------

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

The number of shares outstanding of the registrant's common stock at November 16, 1998 was 9,394,385.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of October 3, 1998 and
     December 27, 1997                                                        1

     Condensed Consolidated Statements of Operations for the three and
     nine months ended October 3, 1998 and September 27, 1997                 2

     Condensed Consolidated Statements of Cash Flows for the nine months
     ended October 3, 1998 and September 27, 1997                             3

     Notes to Condensed Consolidated Financial Statements                     4

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                   21

Item 2 - Changes in Securities and Use of Proceeds                           21

Item 3 - Defaults Upon Senior Securities                                     22

Item 4 - Submission of Matters to a Vote of Security Holders                 23

Item 5 - Other Information                                                   23

Item 6  Exhibits and Reports on Form 8-K                                     24

        (a) Exhibits

            Financial Data Schedule

        (b) - Reports on Form 8-K

SIGNATURE(S)                                                                 25


Part I  Financial Information:
------------------------------

Item 1  Financial Statements

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                        OCTOBER 3, 1998             DECEMBER 27, 1997
                                                                      --------------------      ------------------------
                                                                          (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                 $    634                      $  2,481
 Accounts receivable, trade, net of allowances for doubtful
  accounts of $13 and $193, at October 3, 1998 and December 27, 1997          2,477                        10,506
 Receivable from manufacturing contractor                                         -                         1,678
 Inventories                                                                  1,189                         2,864
 Prepaid expenses                                                               945                           274
                                                                           --------                      --------
  Total current assets                                                        5,245                        17,803

 Property and equipment, net                                                  3,192                         3,906
 Other assets                                                                    38                           150
                                                                           --------                      --------
  Total assets                                                             $  8,475                      $ 21,859
                                                                           ========                      ========


CURRENT LIABILITIES:
 Revolving line of credit                                                  $    669                      $  8,500
 Note payable to manufacturing contractor                                       469                             -
 Accounts payable                                                             2,647                         6,148
 Accrued expenses and other current liabilities                                 683                         1,429
                                                                           --------                      --------
  Total current liabilities                                                   4,468                        16,077

 Commitments and contingencies                                                    -                             -

STOCKHOLDERS' EQUITY:
 Series A Convertible Preferred Stock, $.01 par value; 5,000,000 shares authorized; 3,350,894 shares issued and outstanding at
  October 3, 1998, no shares issued and outstanding at
  December 27, 1997                                                              34                             -
 Common Stock, $.01 par value; 20,000,000 shares authorized;                     94                            92
  9,394,385 shares issued and outstanding at October 3, 1998;
  9,172,548 shares issued and outstanding at December 27, 1997
 Additional paid-in capital                                                  45,241                        35,994
 Accumulated deficit                                                        (41,362)                      (30,304)
                                                                           --------                      --------
 Total stockholders' equity                                                   4,007                         5,782
                                                                           --------                      --------
  Total liabilities and stockholders' equity                               $  8,475                      $ 21,859
                                                                           ========                      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)


                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                       OCTOBER 3, 1998     SEPTEMBER 27, 1997     OCTOBER 3, 1998     SEPTEMBER 27, 1997
                                       ---------------     ------------------    ----------------     ------------------
Net sales                                 $ 1,471                $11,526            $ 13,397               $ 32,584
Cost of sales                               1,894                  9,521              14,003                 29,364
                                          -------                -------            --------               --------
  Gross margin                               (423)                 2,005                (606)                 3,220

Operating expenses:
  Selling, general, and
   administrative                           1,576                  3,270               5,963                 10,495
  Research and development                  1,364                  2,193               4,293                  6,387
                                          -------                -------            --------               --------
    Total operating expenses                2,940                  5,463              10,256                 16,882

Loss from operations                       (3,363)                (3,458)            (10,862)               (13,662)
Other income (expense):
  Interest expense                            (81)                   (46)               (374)                  (229)
  Other income, net                           (84)                    66                 178                    305
                                          -------                -------            --------               --------

Loss before income taxes                   (3,528)                (3,438)            (11,058)               (13,586)

Provision for income taxes                      -                      -                   -                  1,838
                                          -------                -------            --------               --------
Net loss                                  $(3,528)               $(3,438)           $(11,058)              $(15,424)
                                          =======                =======            ========               ========
 Net loss per common share
     - diluted                             $(0.38)                $(0.38)             $(1.19)                $(1.69)
                                          =======                =======            ========               ========
     - basic                               $(0.38)                $(0.38)             $(1.19)                $(1.69)
                                          =======                =======            ========               ========
Common shares used in computing
  Net loss per share
     - diluted                              9,361                  9,132               9,294                  9,103
                                          =======                =======            ========               ========
     - basic                                9,361                  9,132               9,294                  9,103
                                          =======                =======            ========               ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                  NINE MONTHS ENDED
                                                                     OCTOBER 3, 1998             SEPTEMBER 27, 1997
                                                                     ---------------             ------------------
 Cash flows from operating activities:
   Net loss                                                             $(11,058)                     $(15,424)
   Adjustments to reconcile net income to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                                         1,089                           928
     Amortization of capitalized software costs                                -                           648
     Provision for bad debts                                                 159                          (266)
     Deferred taxes                                                            -                         1,839
     Change in operating assets and liabilities:
       Accounts receivable                                                 7,870                         2,639
       Receivable due from manufacturing contractor                        1,678                           (50)
       Inventories                                                         1,675                         5,713
       Prepaids and other assets                                            (559)                          227
       Accounts payable                                                   (3,501)                           39
       Accrued expenses and other current liabilities                       (746)                       (1,278)
                                                                        --------                      --------
         Net cash provided by (used for) operating activities             (3,393)                       (4,985)
                                                                        --------                      --------
 Cash flows from investing activities:
     Purchase of property and equipment                                     (375)                       (2,117)
                                                                        --------                      --------
         Net cash used for investing activities                             (375)                       (2,117)
                                                                        --------                      --------
 Cash flows from financing activities:
     Proceeds from issuance of common stock and
         exercise of common stock options, net                                35                           228
     Payments on revolving line of credit, net                            (7,831)                       (3,350)
     Advances on convertible subordinated promissory note                  9,000
     Advances on notes payable with manufacturing contractor, net            469                             -
     Interest converted to Series A Preferred Stock                          248                             -
     Principal payments on capital lease obligations                           -                           (58)
                                                                        --------                      --------
         Net cash provided by (used for) financing activities              1,921                        (3,180)
                                                                        --------                      --------

 Net change in cash and cash equivalents                                  (1,847)                      (10,282)
 Cash and cash equivalents, beginning of period                            2,481                        13,895
                                                                        --------                      --------
 Cash and cash equivalents, end of period                               $    634                      $  3,613
                                                                        ========                      ========
Supplemental disclosure of non-cash financing transactions:
    Conversion of convertible subordinated promissory note to
         Series A Preferred Stock, net                                  $  9,000                      $      -



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

   Number Nine Visual Technology Corporation (the "Company") has continued to incur substantial losses from operations, is not in compliance with all of the covenants required by its lender, has unresolved class action litigation concerning alleged violations of securities laws and needs additional financing to continue operations, all of which raise substantial doubt about its ability to continue as a going concern. The Company has hired financial management with experience in working with financially troubled companies. The Company also has retained investment-banking counsel to advise it on the possible sale of equity securities, as well as to introduce and assist it in the evaluation of potential merger and partnering opportunities. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, no assurance can be provided that the Company will be successful in raising additional capital, continuing this strategic alliance, or entering into a new business alliance.

   On May 7, 1998 the Company secured a portion of its required funding by entering into a Securities Purchase Agreement (the "Agreement") with Silicon Graphics, Inc. ("SGI") pursuant to which the Company established a strategic and financial partnership with SGI. Under the Agreement, the Company issued, during the second quarter ended June 27, 1998, a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant"). The Notes were subordinated to the Company's existing secured line of credit, were secured by essentially all of the Company's assets, bear interest at a rate per annum equal to the prime rate plus 2% and were convertible, at SGI's option, into shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share.

   As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock, which represents approximately 26.4% of the issued and outstanding equity of the Company. In connection with the conversion, the Warrant was canceled and the Company issued to SGI a replacement Series A Convertible Preferred Stock Purchase Warrant (the "Replacement Warrant"). The Replacement Warrant entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on October 3, 1998, the Replacement Warrant would have entitled the holder to purchase up to 295,577 shares of Preferred Stock. At SGI's option, each share of Series A Convertible Preferred Stock is immediately convertible into one share of the Company's Common Stock. The Company has agreed with SGI to use best efforts to elect an SGI representative to the Company's board of directors at the 1999 annual meeting of the stockholders.

   The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed unaudited consolidated financial statements include the accounts of the Company, its foreign sales corporation and its wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended December 27, 1997. Operating results for the three month period and nine month period ended October 3, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

B. CASH AND CASH EQUIVALENTS:
   --------------------------

   As of October 3, 1998, cash and cash equivalents consists of $634,000 invested in overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C. INVENTORIES:
   ------------

   Inventories consisted of (in thousands):

                                    OCTOBER 3, 1998     DECEMBER 27, 1997
                                    ---------------     -----------------
       Raw materials                     $  440               $  527
       Work in process                      497                  715
       Finished goods                       252                1,622
                                         ------               ------
                                         $1,189               $2,864
                                         ======               ======

   The market for the Company's products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

   At December 27, 1997, the Company had a $1.7 million due from a manufacturing contractor, which arose from components sold by the Company at cost to the contractor for assembly into finished goods. The Company did not have receivables due from its manufacturing contractors, on October 3, 1998. The Company may continue to sell components to its manufacturing contractors in the future.

D. DEBT:
   -----

   The Company is party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of $15 million. Pursuant to this agreement, the Company may borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (8.25% as of October 3, 1998) plus 1.25% or at the Libor Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The loan balance is collateralized by substantially all of the Company's assets. The agreement expires on December 2, 1998. The Company has been informed by the lender that this agreement will not be renewed. The Company is currently negotiating with a major commercial bank for a secured working capital line of credit to replace the current borrowing facility.

   The agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company is not in compliance with certain covenants currently. The Company has received a forebearance arrangement from the lender for noncompliance with certain covenants in the agreement, which is effective until December 31, 1998. Under the forebearance agreement, the maximum amount the Company can borrow cannot exceed $4.5 million. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available. The Company believes that the lender will continue to allow the Company to operate under its forebearance agreement while the Company seeks to secure additional permanent financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

   The Company has entered into a note payable with one of its manufacturing contractors. Under the terms of the note payable, the Company converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and is to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. The last payment is scheduled to occur in December 1998. Should the Company fail to pay any of its monthly installments, the manufacturing contractor would be entitled to demand immediate payment in full of the note payable. As of October 3, 1998, the total amount due under this note payable was $469,000.

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

   Financial Accounting Standards Board Statement No. 130 ("FAS 130")
"Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. The Company adopted the requirements of this pronouncement in its financial statements for the quarter ended March 28, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles. The Company had no additional comprehensive income other than reported on the income statement for the quarter ended October 3, 1998.

F. INCOME TAXES:
   -------------

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

OVERVIEW

  Since its founding in 1982, Number Nine has introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. The Company has focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The Company's series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, the Company began shipping products utilizing its third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride(TM). During the third quarter of 1998, the Company began shipping its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM) IV, and the related graphics board product, Revolution(R) IV. Also during the third quarter of 1998, the Company announced its first jointly developed product with its strategic partner, Silicon Graphics, Inc., the Digital Flat Panel Solution Pack, a digital flat panel monitor containing the first all digital high resolution display system, the Silicon Graphics 1600 SW Digital Flat Panel. In addition, the Company began to develop its fifth generation proprietary 128-bit video/graphics accelerator chip. There can be no assurance that the Company's latest generation product, Revolution3D utilizing the Ticket to Ride(TM) chip and Revolution(R) IV utilizing the Ticket to Ride(TM) IV chip, will be successful or that the fifth generation product will be completed and marketed successfully.

  The Company also markets Hawkeye, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows95.

  The Company's past operating results have been, and its future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including: the gain or loss of significant customers; changes in the mix of products sold and in the mix of sales by distribution channels; the Company's ability to introduce new technologies and products on a timely basis; availability and timing of component shipments and cost of components obtained from the Company's suppliers; availability and cost of manufacturing and foundry capacity; new product introductions by the Company's competitors; delays in related product introductions by others; market acceptance of the Company's products; product returns or price protection charges from customers; reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory; and changes in product prices by the Company, its competitors and suppliers, including possible decreases in unit average selling prices of the Company's products caused by competitive pressures. Operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. The Company's sales to original equipment manufacturers ("OEMs"), which accounted for 85.1% of net sales for the first nine months of 1998, 43.8% of net sales in 1997, and 68.3% of net sales in 1996, are particularly susceptible to fluctuations.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED OCTOBER 3, 1998 AND
SEPTEMBER 27, 1997

   Net Sales: Net sales decreased 87%, to approximately $1.5 million in the third quarter of 1998 from approximately $11.5 million in the third quarter of 1997. This decrease was primarily attributable to lower sales of the Company's proprietary 128-bit products to the Company's OEM customers, as well as lower sales in international two-tier and retail distribution customers, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of the Company's proprietary 128-bit products decreased 94% to $538,000 in the third quarter of 1998 from $9.0 million in the third quarter of 1997, representing 35.9% of net sales in the third quarter of 1998, compared to 78.2% in net sales in the third quarter of 1997. Sales of 64-bit products represented the remaining $933,000 or 62.2% of net sales during the third quarter of 1998 compared to approximately $2.5 million or 21.7% of net sales in the third quarter of 1997. Sales to OEMs decreased 58%, to approximately $1.9 million in the third quarter of 1998 from approximately $4.5 million in the third quarter of 1997, representing 126.7% in the third quarter of 1998 compared to 39.1% of net sales in the third quarter of 1997. The decrease in OEM sales was primarily a result of essentially no sales to either Digital Computer Corporation, now Compaq Computer Corporation, or Packard Bell NEC during the third quarter of 1998 compared to net sales of $2.3 million or approximately 20.0% of net sales in the third quarter of 1997. Net sales to International Business Machines Corporation ("IBM") in the third quarter of 1998 decreased 45% to $864,000 or 57.6% of net sales from $1.6 million or 42.1% of net sales in the second quarter of 1998. Net sales to the Company's retail and two-tier distribution customers decreased 83%, to $696,000 during the third quarter of 1998 compared to $4.0 million during the third quarter of 1997. Total international sales decreased 115% to ($472,000) million in the third quarter of 1998 from approximately $3.2 million in the third quarter of 1997. This decrease was primarily due to product returns and price protection actions.

   Gross Margin: Gross margin was a loss of approximately $423,000 million in the third quarter of 1998 compared to gross profit of $2.0 million in the third quarter of 1997. The Company's gross profit margin decreased to (28.8)% in the third quarter of 1998 from 17.4% in the third quarter of 1997, due primarily to the significantly lower net sales level and continued pricing pressure, in the form of stock rotation and price protection in the two-tier and retail distribution customers worldwide, when compared to the third quarter of 1997. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 52%, to approximately $1.6 million in the third quarter of 1998 from $3.3 million in the third quarter of 1997, primarily as a result of decreased headcount and lower marketing costs as the Company reduced variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 106.7% in the third quarter of 1998 from 27.8% in the third quarter of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

   Research and Development Expenses: Research and development expenses decreased 36%, to approximately $1.4 million in the third quarter of 1998 from approximately $2.2 million in the third quarter of 1997, resulting primarily from incurring one-time costs associated with completing development efforts on the Ticket to Ride(TM) accelerator chip, and Revolution3D products in the third quarter of 1997. During the third quarter of 1998, the Company released its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM) IV, and the related graphics board product, Revolution(R) IV. In addition, the Company began to develop its fifth generation proprietary 128-bit video/graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 93.3% in the third quarter of 1998 from 19.1% in the third quarter of 1997. The Company currently expects that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

   Interest Expense: Net interest expense for the third quarter of 1998 was $81,000 compared to interest expense of $46,000 in the third quarter of 1997, primarily attributable to higher average levels of debt in the third quarter of 1998.

   Other Expense/Income: Other expense totaled approximately $84,000 in the third quarter of 1998 compared to other income of $66,000 in the third quarter of 1997. Other income during the third quarter of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the third quarter of 1997 was primarily attributable to interest income.

   Provision for Income Taxes: During the third quarter of 1998, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In the third quarter of 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

   Net Sales: Net sales decreased 59%, to $13.4 million in the first nine months of 1998 from approximately $32.6 million in the first nine months of 1997. This decrease was primarily attributable to lower sales of the Company's proprietary 128-bit products to the Company's OEM customers, as well as lower sales in international two-tier and retail distribution customers, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of the Company's proprietary 128-bit products decreased 72% to $6.4 million in the first nine months of 1998 from $23.1 million in the first nine months of 1997, representing 47.8% of net sales in the first nine months of 1998 compared to 70.9% in net sales in the first nine months of 1997. Sales of 64-bit products represented the remaining $7.0 million or 52.2% of net sales during the first nine months of 1998 compared to approximately $9.5 million or 29.1% of net sales in the first nine months of 1997. Sales to OEMs decreased 31%, to approximately $11.4 million in the first nine months of 1998 from approximately $16.6 million in the first nine months of 1997, representing 85.1% in the first nine months of 1998 compared to 50.9% of net sales in the first nine months of 1997. The decrease in OEM sales was primarily a result of essentially no sales to either Dell Computer Corporation ("Dell") or Packard Bell NEC during the first nine months of 1998 compared to net sales of $6.5 million or approximately 21.1% during the first nine months of 1997. The loss of net sales to Dell was offset by new sales activity with IBM, which represented approximately $5.1 million or 38.1% of net sales in the first nine months of 1998. Sales to Micron represented 8.2% in the first nine months of 1998 compared to 9.5% of net sales in the first nine months of 1997. Net sales to the Company's retail and two-tier distribution customers decreased 79%, to $1.8 million during the first nine months of 1998 compared to $8.4 million during the first nine months of 1997. Total international sales decreased 57% to $4.8 million in the first nine months of 1998 from approximately $11.1 million in the first nine months of 1997.

   Gross Margin: Gross margin was a loss of approximately $606,000 in the first nine months of 1998 compared to gross profit of approximately $3.2 million in the first nine months of 1997. The decrease in gross profit during the first nine months of 1998 was largely attributable to the significantly lower net sales level and continued pricing pressure across the Company's products compared to the first nine months of 1997. The Company's gross profit margin decreased to (4.5)% in the first nine months of 1998 from 9.9% in the first nine months of 1997, due primarily to significantly lower net sales and continued price pressure, as the Company's third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle, compared to the first nine months of 1997. The Company's future prospects will depend in part on its ability to successfully manage its product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. There can be no assurance that the Company will be successful in managing these changes. While the Company reserves for anticipated charges based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, there can be no assurance that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 43%, to approximately $6.0 million in the first nine months of 1998 from $10.5 million in the first nine months of 1997, primarily as a result of decreased headcount and lower marketing costs as the Company controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 44.8% in the first nine months of 1998 from 32.2% in the first nine months of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as the Company begins to market and sell its newer technology.

   Research and Development Expenses: Research and development expenses decreased 33%, to approximately $4.3 million in the first nine months of 1998 from approximately $6.4 million in the first nine months of 1997, resulting primarily from incurring one-time costs associated with completing development efforts on the Ticket to Ride(TM) accelerator chip, and Revolution3D products during the first nine months of 1997. During the first nine months of 1998, the Company began shipping its fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM) IV, and the related graphics board product, Revolution(R) IV. In addition, the Company began to develop its fifth
generation proprietary 128-bit video/graphics accelerator chip.   As a
percentage of net sales, research and development expenses increased to 32.1% in the first nine months of 1998 from 19.6% in the first nine months of 1997, primarily attributable to lower sales in the recent quarter. The Company currently expects that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in the Company's proprietary technology efforts.

   Interest Expense: Net interest expense for the first nine months of 1998 was $374,000 compared to interest expense of $229,000 in the first nine months of 1997. This increase was attributable to higher average outstanding loan balances during the first nine months of 1998, as compared to the first nine months of 1997.

   Other Expense/Income: Other income totaled approximately $178,000 in the first nine months of 1998 compared to other income of $305,000 in the first nine months of 1997. Other income during the first nine months of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the first nine months of 1997 was primarily attributable to interest income.

   Provision for Income Taxes: During the first nine months of 1998 and the first nine months of 1997, the Company did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In 1997, the Company increased its valuation allowance against the remainder of its net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


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

Product Life Cycle Management

   The PC industry in general, and the market for the Company's products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in the Company's markets is often as short as nine to twelve months. Therefore, the Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. There can be no assurance that the Company will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. The Company has in the past experienced and could in the future experience reductions in sales of older generation products as customers anticipate new product introductions. The Company's ability to successfully transition its Revolution3D products to its fourth generation proprietary-based 128-bit products will depend on such factors. While the Company reserves for anticipated returns based upon historical rates of product returns and other factors, there can be no assurance that reductions in sales and returns of older generation products by distributors, which are primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

   The volume and timing of orders received during a particular quarter are very difficult to forecast. The Company's customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 the Company received notice from Dell that Dell would discontinue buying its merchant graphics solution from the Company in the fourth quarter of 1996. In addition, during the third quarter of 1997, Dell reduced its purchases of the Company's proprietary Imagine 128 Series 2 4MB VRAM product. As a result, the Company's net sales to Dell in 1997 were not significant, $4.9 million during 1997 compared to $62.7 million during 1996. Future sales to Dell are uncertain and depend upon the performance and pricing of new Company products and their acceptance by Dell. Customers generally order on an as-needed basis, and as a result, the Company has historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because significant portions of operating expense levels are relatively fixed, the timing of expense levels is based in large part on the Company's expectations of future sales. If sales do not meet the Company's expectations, it may be unable to quickly adjust spending, which could have a material adverse effect on the Company's operating results.

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

   Several of the Company's board-level competitors, as well as various independent software developers, produce software utilities offering features comparable to HawkEye. Future enhancements to such competing software products that are not matched by the Company, or the inclusion of comparable features in future versions of the Windows operating system, could diminish the relative attractiveness of the Company's HawkEye utilities software. In addition, the Company may in the future experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products.

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

Year 2000 Compliance

     BACKGROUND: The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions, and also includes software programs in its products. The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits such as 97 for 1997. On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software using only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal operating business activities.

  ASSESSMENT: The Company has conducted an assessment of its internal information systems to determine the extent of any Year 2000 problem. This assessment revealed that its principal information systems correctly define the year 2000 and do not require any modification. As a result, the Company does not expect to incur any material costs associated with Year 2000 issues. However, there can be no assurances that, to date, the Company has identified all material Year 2000 issues associated with internal information systems which could have a material adverse effect on the Company's business, financial condition and results of operations.

     THIRD PARTIES: The Company is in the process of contacting its customers, suppliers, financial institutions, creditors, service providers and governmental agencies, with which the Company has a material relationship, in an effort to verify the Year 2000 readiness of these third parties that could cause a material impact on the Company. The Company has limited or no control over the actions of these third parties. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems, there can be no assurances that all material Year 2000 issues associated with third parties will be identified and corrected on a timely basis, or that corrections made by third-parties will be compatible with Company's information systems. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by third parties to properly operate or manage dates beyond 1999.

     MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS: The Company has not yet designed a contingency plan to address any Year 2000 issues that may arise, partially as a result of the favorable responses regarding Year 2000 readiness received to date. The Company intends to design and implement such a contingency plan prior to the end of the current fiscal year, which will be based in part upon the balance of the responses the Company expects to receive. The Company expects to identify and resolve all Year 2000 Problems that could materially affect its business operations. However, management believes that it is not possible to, determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, management expects that the Company could likely suffer the following consequences:

     1. A significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention, and financial and human resources from its ordinary business activities and

     2. A lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

     DISCLAIMER. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review

Stock Price Volatility

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

   Several factors in the development of the Company's business during 1995, 1996 and 1997 have had a significant impact on its balance sheet and cash flows. During 1995 and 1996, the Company experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. The Company has since shifted its business, to focus on sales to its OEM customers. In addition, the Company's manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. Significant pricing pressure for the Company's products has been experienced during 1997 and to date in 1998, resulting in lower gross margin and less net income. In combination, these factors have resulted in the Company requiring more working capital and generating less cash flow from operations than anticipated.

   In the third quarter ending October 3, 1998, the Company continued to incur losses on reduced revenue while marketplace pricing pressure has increased. The Company's operating activities used cash of approximately $3.4 million in the first nine months of 1998, compared to operating activities which used cash of approximately $5.0 million in the first nine months of 1997. In the first nine months of 1998, net decreases to accounts receivable, receivable due from manufacturing contractors and inventory generated cash of approximately $7.9 million, $1.7 million and $1.7 million, respectively. In addition, a net decrease to accounts payable used cash of approximately $3.5 million. Decreases in accounts receivable have primarily been attributable to lower sales levels in the third quarter of 1998. The Company believes it can operate with lower levels of working capital relative to net sales and has committed additional resources to the management and control of its receivables and inventories. At October 3, 1998, the Company's principal sources of liquidity consisted of approximately $634,000 of cash and cash equivalents and approximately $4.5 million available under its revolving line of credit, as described below.

  In the first nine months of 1998, investing activities used cash of approximately $375,000 for purchases of computer and office equipment compared to $2.1 million for purchases and office equipment in the first nine months of 1997. Financing activities provided cash of $1.9 million during the first nine months of 1998, attributable to the $9.0 million proceeds from the convertible subordinated promissory note, and $469,000 million of trade accounts payable to a manufacturing subcontractor converted to a short-term note payable, offset by a reduction of the outstanding balance of the revolving credit facility by $7.8 million. During the first nine months of 1997, financing activities used cash of $3.2 million, attributable to the reduction of the outstanding balance of the revolving credit facility by $3.3 million.

   As of October 3, 1998, approximately $669,000 was outstanding under the Company's revolving credit facility (the "Loan Agreement"). The Loan Agreement contains financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Loan Agreement also gives the lender the right to call the loan in the event of a material adverse change in the Company's business and prohibits the Company from paying dividends without the consent of the lender. The Company has been out of compliance with certain terms of its Loan Agreement from time to time and as a result has entered into amendments revising certain covenants in such Loan Agreement or has required a waiver from its lender. The Company has received a forbearance arrangement from the lender for noncompliance with certain covenants in the agreement, which is effective until December 31, 1998. Under the forbearance agreement, the maximum amount the Company can borrow cannot exceed $4.5 million. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available. The Company believes that the lender will continue to allow the Company to operate under its forbearance agreement while the Company seeks to secure additional permanent financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

   The Loan Agreement expires on December 2, 1998. The Company has been informed by the lender that this agreement will not be renewed. The Company is currently negotiating with a major commercial bank for a secured working capital line of credit to replace the current borrowing facility. If the Company is not in compliance with all of the covenants of the lender, there can be no assurance that the lender will grant additional waivers and/or amendments, nor can there be any assurance that alternative financing will be available. The Company believes that the lender will continue to allow the Company to operate under its forbearance agreement while the Company seeks to secure additional permanent financing. Should the lender refuse to grant any future waiver or amendment, and the line of credit is not available to the Company, management anticipates that it would require alternative financing. However, if the Company is not able to secure alternative financing, the Company's liquidity would be adversely affected.

   On April 17, 1998, the Company received a short term loan of $3.0 million from Silicon Graphics, Inc. ("SGI") which was due on May 17, 1998. On May 7, 1998 the Company and SGI refinanced the short term loan by entering into a Securities Purchase Agreement (the "Agreement") pursuant to which the Company issued during the second quarter ended June 27, 1998 a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant"). The Notes were subordinated to the Company's existing secured line of credit, were secured by essentially all of the Company's assets, bear interest at a rate per annum equal to the prime rate plus 2% and were convertible, at SGI's option, into shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share. If the Company paid any of the outstanding principal and interest due under any of the Notes, then on such date (the "Payment Date") the Warrant would have entitled the holder until the third anniversary of the Payment Date to purchase at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. Following issuance each share of Preferred Stock would be convertible into one share of the Company's Common Stock.

   As of August 10, 1998, SGI converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock. In connection with the conversion, the Warrant was canceled and the Company issued to SGI the Replacement Warrant which entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on October 3, 1998, the Replacement Warrant would have entitled the holder to purchase up to 295,577 shares of Preferred Stock. At SGI's option, each share of Series A Convertible Preferred Stock is immediately convertible into one share of the Company's Common Stock. The Company has agreed with SGI to use best efforts to elect an SGI representative to the Company's board of directors at the 1999 annual meeting of the stockholders.

   The Company has entered into a note payable with one of its manufacturing contractors. Under the terms of the note payable, the Company converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and is to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. The last payment is scheduled to occur in December 1998. Should the Company fail to pay any of its monthly installments, the manufacturing contractor would be entitled to demand immediate payment in full of the note payable.

   The Company believes that its existing cash balances plus funds generated from product sales, and financing arrangements described above will not be sufficient to fund operations at anticipated levels through the fourth quarter of 1998. Future growth in sales, significant losses and limitations of credit/terms by suppliers, and/or continued increases in working capital required by the Company's business results in the need for the Company to obtain additional equity or debt financing. Additionally, the Company believes that working capital requirements for future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. The Company is currently negotiating with strategic partners and a major commercial bank for required additional funding. No assurances can be given that any additional financing will be available to the Company on acceptable terms, if at all.

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


Item 2 - Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      (1)  Securities sold. (A) As of August 11, 1998, the Company issued
              3,350,894 shares of Series A Convertible Preferred Stock ("Preferred Stock"), in exchange for conversion of a series of secured subordinated promissory notes as described below. As of August 11, 1998 the Company also issued a Series A Convertible Preferred Stock Purchase Warrant (the "Replacement Warrant") to replace the original warrant previously issued to Silicon Graphics, Inc. ("SGI") on May 7, 1998. The Replacement Warrant entitles the holder of the Replacement Warrant to purchase Series A Convertible Preferred Stock, par value .01 per share, up to an amount equal to 3% of the then issued and outstanding common stock of the Company, par value .01 per share ("Common Stock"), which is immediately convertible into the Company's Common Stock on a one for one basis. (B) During the period between June 27, 1998 and October 3, 1998 the Company issued and sold an aggregate of 18,150 shares pursuant to exercises of certain options held by employees of the Company (the "Option Shares").

         (2) Underwriter and other purchasers. (A) No underwriters were involved in the transaction. The Company sold 3,350,894 shares of its Series A Convertible Preferred Stock to SGI. (B) The Company issued the Option Shares pursuant to certain exercises of options granted to certain employees under the Company's 1989 Stock Option Plan.

         (3) Consideration. (A) The Company sold the Preferred Stock in connection with the conversion of a series of secured subordinated convertible promissory notes (the "Notes") issued by the Company to SGI pursuant to a Securities Purchase Agreement dated May 7, 1998 by and between the Company and SGI, for an aggregate amount of approximately $9.0 million dollars and accrued interest thereon from May 7, 1998 to August 11, 1998 in the amount of approximately $217,000. (B) The Option Shares were issued at an exercise price of $0.27 per share for an aggregate exercise price of $4,900.50.

         (4) Exemption from registration claimed. (A) The Company issued the Series A Convertible Preferred Stock in reliance upon Regulation D under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). (B) The Option Shares were issued in reliance upon the exemption from registration set forth in Rule 701 under the Act, because each transaction involved an exercise of a stock option that was granted by the Company pursuant to a written compensatory benefit plan and before the Company became subject to the reporting requirements of Section 13 or 15(d) of the Act.

         (5) Terms of conversion or exercise. (A) Each share of Preferred Stock is immediately convertible at the option of SGI into one share of the Company's Common Stock. The Replacement Warrant (as defined in 1 above) is exercisable by SGI to purchase a number of shares of Preferred Stock up to an amount equal to 3% of the then issued and outstanding Common Stock of the Company at an exercise price of $2.75 per share until the expiration date of the Replacement Warrant, August 11, 2001. Each share of Preferred Stock is then immediately convertible into one share of the Company's Common Stock at SGI's option. If exercised on October 3, 1998, the Replacement Warrant would have entitled the holder to purchase up to 295,577 shares of Preferred Stock.

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

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits
        --------

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number    Description
--------------    -----------

      10.1        Employment Letter Agreement, dated 4/20/98, between the
                   Registrant and Lawrence McIntosh

      10.2 Employment Resignation Agreement, dated 8/19/98, between the Registrant and Michael Romanies

      10.3        Consultant Agreement, dated 8/25/98, between the Registrant and Michael Romanies

      27          Financial Data Schedule

----------------------

   (b)  Reports on Form 8-K
        -------------------

   No reports on Form 8-K were filed during the quarterly period ended October 3, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NUMBER NINE VISUAL TECHNOLOGY CORPORATION



Date:  November 16, 1998         By:  /s/  Andrew Najda
                                    ---------------------------------
                                    Andrew Najda
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 16, 1998         By:  /s/  Timothy J. Burns
                                    ---------------------------------
                                    Timothy J. Burns
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------

10.1              Employment Letter Agreement, dated 4/20/98, between the
                   Registrant and Lawrence McIntosh

10.2              Employment Resignation Agreement, dated 8/19/98, between
                   the Registrant and Michael Romanies

10.3              Consultant Agreement, dated 8/25/98, between the
                   Registrant and Michael Romanies

27                Financial Data Schedule