Form 10-K
period 1999-01-02
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1999-04-02
CIK 936448

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended January 2, 1999
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission file number: 0-25898

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)


                                   DELAWARE

                        (State or other jurisdiction of
                        incorporation or organization)

                                                            04-2821358

                                                          (IRS Employer
                                                       Identification No.)



                  18 HARTWELL AVENUE LEXINGTON, MASSACHUSETTS
                   (Address of principal executive offices)

                                                             02421
                                                           (Zip Code)


      Registrant's telephone number, including area code: (781) 674-0009

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE

PART I

ITEM 1.   BUSINESS

OUR COMPANY

  Number Nine Visual Technology Corporation ("Number Nine") is a leading innovator and a supplier of high-performance visual technology solutions, including video/graphics accelerator subsystems, chips, productivity-enhancing software and flat-panel monitor bundled solutions. Our products enable desktop personal computers ("PCs") to generate and display the increasingly sophisticated visual content of today's computing environment with greater speed, photorealistic color, high resolution and full-motion video.

  We provide high-performance visual technology subsystems that render and control the graphic and video images transmitted to desktop PC monitors. Our products enable a PC to operate with more color, higher resolution, faster screen refresh rates and other features. Our primary products are video/graphics accelerator subsystems incorporating our productivity-enhancing software.

  A video/graphics accelerator subsystem consists primarily of an accelerator chip, memory chips, a digital-to-analog converter ("DAC"), and software drivers and utilities. The accelerator chip is the graphics "engine" that enhances speed, image clarity and color by performing functions that would otherwise be executed by the Central Processing Unit ("CPU"). Memory chips, which are available in SDRAM, SGRAM and higher-performance VRAM and WRAM configurations, are used to temporarily store graphics information for display. The DAC converts data from the digital format in which it is typically stored in the graphics memory to the analog format required by the display monitor. Software drivers are used to interface the accelerator chip with the CPU and optimize the overall performance of the subsystem. Software utilities, which increase the number and variety of display features of a PC, are increasingly being added to accelerator subsystems as end-users seek greater functionality and access to advanced features.

  Number Nine was incorporated in Connecticut in May 1982, reincorporated as a Massachusetts corporation in January 1987 and reincorporated as a Delaware corporation in December 1994. Our executive offices are located at 18 Hartwell Avenue, Lexington, Massachusetts 02421 and our telephone number is (781) 674-0009.

BUSINESS RELATIONSHIP WITH SILICON GRAPHICS, INC.

  On April 17, 1998, Number Nine received a short term loan of $3.0 million from Silicon Graphics which was due on May 17, 1998. On May 7, 1998 Number Nine and Silicon Graphics refinanced the short-term loan by entering into a broader strategic and financial relationship. Under this agreement, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $9.0 million. The Notes were subordinated to our then existing secured line of credit, were secured by essentially all of our assets, bore interest at a rate per annum equal to the prime rate plus 2% and were convertible, at Silicon Graphics' option, into shares of the Number Nine Series A Convertible Preferred Stock (the "Series A Preferred") at a conversion price of $2.75 per share. We also granted Silicon Graphics a warrant to purchase additional shares of Series A Preferred Stock equivalent to 3% of the outstanding common stock shares in the Company. The value of this warrant was approximately $347,000.

  On August 10, 1998, Silicon Graphics converted its subordinated convertible debt of $9.0 million, plus interest accrued through the date of conversion, at a conversion rate of $2.75 per share, into 3,350,894 shares of Series A Preferred Stock. This would represent approximately 26.4% of our equity at the time of conversion. As a result of this conversion, Silicon Graphics became our largest stockholder. We also granted Silicon Graphics a 3-year replacement warrant to purchase additional preferred stock in an amount equal to 3% of our then outstanding common stock. The exercise price is $2.75 per share for this warrant. The value of this warrant is approximately $347,000 and would allow for the purchase of 290,548 Series A Preferred Shares on January 2, 1999. At Silicon Graphics' Option, each share of Series A Preferred Stock is immediately convertible into one share of our common stock. We have agreed with Silicon Graphics to use best efforts to elect a Silicon Graphics representative to the Company's board of directors at the 1999 annual meeting of the stockholders.

  As part of our stragetic alliance with Silicon Graphics, on May 7, 1998, we also entered into a Product Development and Marketing Agreement. This agreement granted broad access to our technology to Silicon Graphics in exchange for certain access to portions of their technology. This allows the companies to co-develop certain products without risk of litigation with respect to certain technical information necessary for product development.

  During the fourth quarter of 1998, we entered into a Product Distribution and Procurement Agreement with Silicon Graphics. Under this agreement, Silicon Graphics appointed us as an authorized sales representative with respect to selling and marketing the Digital Flat Panel Solution Pack, through June 30 ,1999. Acting as an agent of Silicon Graphics, we are authorized to do the following:

  . Sell and market the Digital Flat Panel Solution Pack to national and international distributors, and to strategic OEM customers,
  . Provide technical and customer support for the Revolution(R) IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and
  . Provide administrative duties such as order entry, invoicing and collection services for the sales of the Digital Flat Panel Solution Pack.

  In exchange for providing these services, Silicon Graphics pays us a royalty, sales commission and support fee. Silicon Graphics ships the product directly to the customers. This product distribution arrangement may be extended beyond June 30, 1999, at Silicon Graphics discretion. We cannot assure you that our strategic relationship with Silicon Graphics' will continue in the future.


OUR PRODUCTS

128-bit Products
-----------------

  Imagine 128 Accelerator Subsystems.   In 1994, Number Nine began shipping an
accelerator subsystem based on our first proprietary 128-bit video/graphics accelerator chip. This chip ("Imagine 128") was the first 128-bit video/graphic accelerator chip in the industry. We believe that our 128-bit family of products currently represents one of the highest performing video/graphics accelerator technology solutions for desktop PCs particularly in 2-D performance. We have focused our resources on continued development, marketing and sales of our proprietary 128-bit based products compared to our products based upon accelerator chip technology procured from industry partners. We cannot assure that we will complete development of additional products or even if we do, that we will successfully manufacture and market such products.

  The performance capabilities of our 128-bit product make us well suited for a variety of high-end video/graphics applications. These products target business, home and professional users who prefer sophisticated levels of interactivity and graphics for applications such as desktop publishing, imaging, pre-press, digital video editing, 3-D visualization and computer assisted design ("CAD").

  This architecture consists of a 128-bit graphics engine with a 128-bit data path between the chip and the graphics memory. This architecture allows the graphics engine to receive and process twice as much information per clock cycle as 64-bit accelerator chips. In addition, the Imagine 128 family interfaces with the host PC through a 32-bit register structure that directly matches 32-bit operating systems such as Windows 98, Windows NT, 32-bit CPUs such as the Pentium II, 64-bit CPUs such as Alpha, and 32-bit buses such as PCI. In 1996, we began volume production of our second generation 128-bit video/graphics products based on enhancements to the Imagine 128 architecture. The first generation of our 128-bit accelerator subsystems was discontinued in 1997, and the second generation in 1998.

  Third Generation 128-bit Products. During 1997, we completed development of our third generation 128-bit video/graphics products, Revolution(R) 3D which was based upon our third generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM). It is based on enhancements of the Imagine 128 and Imagine 128

Series 2 architecture. The Ticket to Ride(TM) chip was designed to provide faster 2-D and 3-D capabilities, including texture mapping for high-end entertainment and advanced memory support. In addition, we have offered both SGRAM and WRAM configurations of our third generation 128-bit products. We began shipments in 1997, and discontinued them during 1998.

  Fourth Generation 128-bit Products.   During 1998, we completed development of
our fourth generation of 128-bit video/graphics products based on enhancements of our third generation 128-bit technology. We designed our fourth generation 128-bit chip, Ticket to Ride(TM) IV to provide faster performance and enhanced 2-D and 3-D capabilities, an internal RAMDAC and advanced memory support. We used this 128-bit chip in Revolution(R) IV, and began shipping this product in September of 1998, and we expect to discontinue this product during the second half of 1999.

  During the latter part of 1998, Number Nine began research and development activity on potential future 2-D and 3-D graphic chips that may encompass certain aspects of the Imagine architecture. We will continue to explore these areas in 1999. Number Nine cannot assure you that we will be successful with these efforts in the future.

  128-bit Accelerator Subsystems for the PowerMacintosh(R).   In addition to
Imagine 128 products for the PC, during 1995, we introduced Imagine 128 accelerator subsystems for the PCI-based Apple PowerMacintosh(R) and corresponding PowerMacintosh(R) "clones." Imagine 128 for PowerMacintosh(R) utilizes our proprietary family of Imagine 128 accelerator chips as a video/graphics engine. This product (with the PCI bus) interfaces with the PowerMacintosh(R) through the MAC(R) O/S 32-bit operating system. We designed Imagine 128 for PowerMacintosh(R) for users of graphics and video-intensive applications, such as Mac-based color, pre-press, desktop publishing and other applications requiring photorealistic true color at high resolutions. We intend to continue to market and to sell products for the PowerMacintosh(R) with our Imagine family of chips. However, we cannot assure you that we will be successful in marketing our products for the PowerMacintosh(R).

  Imagine 128 Accelerator Chips.   In addition to accelerator subsystems, we
expect that there will be increasing opportunities to sell Imagine 128 technology as a chip-level product to selected original equipment manufacturers or "OEM's" and to developers of non-PC, graphics-intensive embedded applications such as medical imaging and 3-D simulation. We believe that in addition to our performance advantages, Imagine 128's 32-bit programming interface will facilitate such customers' product designs. We achieved chip-level design wins from manufacturers of medical imaging devices, a company developing systems for the Federal Aviation Administration, a company developing a RISC workstation, a company developing video editing equipment as well as the manufacturer of PowerMacintosh(R) accelerator subsystems, although sales to date have been minimal. We cannot assure you that we will be successful in marketing our Imagine 128 accelerator chips.

Digital Flat Panel Solution Pack
--------------------------------

  During the third quarter of 1998, we introduced our first jointly developed product with our strategic partner, Silicon Graphics. The Digital Flat Panel Solution Pack, is a digital flat panel monitor containing the first all digital high resolution display system, called the Silicon Graphics 1600SW(TM) Digital Flat Panel and our Revolution(R) IV-FP graphics subsystem. Using the second-generation OpenLDItM high-resolution digital interface standard, our Revolution(R) IV-FP is capable of delivering a digitally pure video signal to the Silicon Graphics 1600SW(TM) Digitial Flat Panel monitor. This digital interface enables our Revolution(R) IV-FP to drive the digital flat panel monitor to resolutions as high as 1600 x 1024 pixels per inch with 16.7 million colors. The Digital Flat Panel Solution Pack will be offered to system OEMs and to end-users through our distribution channels. We have exclusive distribution rights to sell and market the Digital Flat Panel Solution Pack to our distributors and certain OEM's under a Product Procurement and Distribution Agreement that we entered into with Silicon Graphics.

  We further maintained our reputation for industry-leading graphics technology with the introduction of our first jointly developed product, with Silicon Graphics, the Digital Flat Panel Solution Pack. At the Fall 1998 COMDEX show, the Digital Flat Panel Solution Pack was named "MVP Winner" and received a "Breakthrough Award" by PC Computing. It also won "Gear of the Year Award" from Maximum PC at the Fall 1998 Comdex show. We also were awarded the "Kick-Ass `10' Award" by Maximum PC, "Top 100 Products for 1998" and the "Best Flat Panel Award" from VAR Business.

64-bit Products
----------------

  We utilize accelerator chip technology procured from industry partners, referred to as merchant technology, for our 64-bit products. This merchant technology provides high performance across a broad range of functionality and price points. We differentiate all of our 64-bit products through one or more of the following: custom board design, that permits easier installation; incorporation of proprietary software drivers, that can increase board speed and compatibility with the PC operating system; and inclusion of the HawkEye utilities suite, that increases functionality. We have offered two families of 64-bit accelerator subsystems, the 9FX line introduced in 1995 and the prior generation GXE64 line, which we discontinued in 1996.

  We market 64-bit VRAM products to users of sophisticated applications such as desktop publishing, CAD, document imaging and graphics design. These high-end products are expected to appeal to the multimedia PC market, where business and home users are increasingly utilizing CD-ROM educational and entertainment applications integrating full-motion video, or displaying photorealistic images from input devices such as color scanners. Our 64-bit DRAM products are marketed to users of less demanding applications such as Windows personal productivity applications and games, and are targeted at cost-conscious users who do not require high-resolution, true-color capability.

  The market for products utilizing merchant accelerator chips can be more competitive than the high-end market. We experienced significant competition in this market as our competitors secured market share and volume. Additionally, since we do not assemble our products, the cost of our products may be higher than similar competitive products, which results in a lower gross margin. As a result, some of the products that we developed have been less successful than we originally anticipated. We continue to evaluate the market opportunity that exists with merchant chip technology and may decide to manufacture and market these types of products. We cannot assure you that we will develop such products, or that if we do, we will successfully manufacture and market such products.

  9FX Accelerator Subsystems.   Our most recently introduced 64-bit products
introduced in 1996 comprise the 9FX family. The 9FX series feature video acceleration and interpolation to provide full-screen, full-motion video with minimal loss of color quality and motion continuity. During 1997, we discontinued our Vision 330, Motion 331, Reality 332 and Reality 772 products based on S3 technology. During 1997, we developed the Reality 334 product based on the S3 Virge GX2 accelerator chip. The Reality 334 is designed to provide Windows acceleration, video playback and enhanced 3D capability. The 9FX Reality 334 product is anticipated to be discontinued in early 1999. We will evaluate additional merchant chip technology and may provide additional 9FX products if we believe that we can be successful with them.

  Number Nine Visual Technology has designed, built and delivered working samples of its forthcoming graphics accelerator board to many of the industry's largest makers of computers. The boards, known as the "SR9 Series", are the industry's first announced AGP 4X (Accelerated Graphics Port) capable graphics accelerators.


Software
---------

  We believe that in-house software expertise is essential to providing reliable, high performance visual technology solutions. We have committed substantial resources to the development and continued enhancement of software drivers and utilities for both our proprietary and merchant based accelerators. We believe our in-house development of hardware and software give us a number of competitive advantages, including the ability to:

  .  Bring products to market faster,
  .  Produce better integrated software and hardware designs,

  . Add value to our subsystems based on merchant accelerators, . Ensure product quality,
  . Provide timely updates and
  . Continue to enhance the performance and ease of use of our products.

  We believe that much of the market acceptance of our products to date has resulted from the quality of our software drivers and productivity-enhancing software utilities which differentiate our entire product line.

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

  We customize our software drivers to maximize the specific capabilities of the graphics accelerator chip used in each of our graphics subsystems and to interact with a variety of operating systems, such as Windows 98 and Windows NT. We believe that our experience in software development, particularly our many years of custom software design for graphics coprocessors and our experience with S3 graphics accelerators and the proprietary Imagine 128 chip, can provide us with a competitive advantage in terms of the speed and reliability of our drivers.

  Software Utilities.   Our HawkEye software utilities provide an end-user with
easy-to-use tools that control numerous graphics display features in the Windows environment. HawkEye was introduced in 1992 and is included with every accelerator subsystem that we produced. HawkEye95 was introduced in 1995, providing an upgrade to support the Windows 98 32-bit operating system environment. We believe the common user interface provided by HawkEye makes our products attractive to customers seeking consistency across a broad range of products.


CUSTOMERS AND DISTRIBUTION CHANNELS

  We sell our products to strategic original equipment manufacturers ("OEMs"), national and international distributors, and retailers, including the following:

  OEMs                                                          Distributors                      Retailers
  --------------------------------------------------------------------------------------------------------------------
  International Business Machine Corporation           Ingram Micro Inc.                Fry's Electronics, Inc.
  Quantex Microsystems, Inc                            Merisel, Inc.
  Dell Computer Corporation                            Tech Data Corporation
  Micron Electronics, Inc.                             Pinacor
  Hitachi, Ltd.                                        DIA Semicon Systems, Inc.
                                                       Macrotron AG

  In addition, we sell through system integrators such as Amax Engineering Corporation, Electronic Data Systems Corporation and PRC, Inc., and mail order sellers such as NECX, BuyComp, DellWare and PC Mall. Our principal channels of distribution are described below.

  Strategic OEM Customers.   OEMs purchase our video/graphics subsystems and
integrate them into complete PC systems. Our OEM sales have deteriorated significantly during 1998 because we were unable to secure major OEM contracts for our products. OEM sales declined to $13.0 million, or 79.2% of net sales in 1998, from $20.7 million, or 43.8% of net sales in 1997. IBM, our largest OEM customer, and a new account for 1998, accounted for $6.1 million or 36.8% of our
net sales in 1998.   We expect a substantial portion of our future sales to
remain concentrated with key OEM customers. However, we cannot assure you that we will be successful in broadening our OEM customer base.

  OEM sales are an important element of our sales strategy, offering us several significant benefits. Because OEMs continually seek to develop new systems at the forefront of evolving technology, they provide insight into emerging user needs. In addition, the high unit volumes generated by OEM sales reduce our unit production costs. As a result, we are able to compete more aggressively in other channels. OEMs typically expend significant advertising resources to sell systems, and they absorb a substantial portion of post-sale support costs related to the products they purchase. Our 128-bit Imagine technology allows OEMs to distinguish their systems by offering what we believe is the highest performance video/graphics accelerator technology available in the desktop PC market today. In addition, we believe that our ability to provide a broad product line can allow OEMs to streamline procurement of an array of products at several price points to meet their needs. Finally, our HawkEye utilities software offers OEMs a common user interface and functionality across our product line.

  Two-Tier and Retail Distribution.   Worldwide sales to customers in the two-
tier and retail distribution channel accounted for approximately 20.8% of net sales in 1998 and 56.2% of net sales in 1997. Two-tier distributors purchase our retail-packaged products in quantity and market them to value added resellers ("VARs"), system integrators and retailers for final sale to end-users.
Certain of these volume customers purchase products directly from us rather than from two-tier distributors.

  During 1997 and 1998, we had experienced a decline in net sales in the two-tier and retail distribution channel as we shifted emphasis to expanding our business with OEM customers, as well as emphasizing our higher-end proprietary 128-bit based products. While we expect to continue to market and sell our products to certain distributors and retailers, we are focusing on expanding our VAR and system integrator markets. We cannot assure you that we will be successful in marketing and selling our products into these market segments.

  We have distribution agreements with all of our principal distributors. As is typical in the PC industry, we allow our distributors to return inventory to us for credit against other purchases on negotiated terms. While we have historically been able to resell a large percentage of returned products to other retail distribution customers, we cannot assure you that we will always be able to do so. In addition, we typically provide price protection to our distibutors, whereby we grant credits when we reduce current selling prices on products previously purchased by the distributor that are currently in their inventory. Sales to distributors are made pursuant to specific purchase orders, which are cancelable without significant penalties.

  International Distribution.   International sales include sales to both OEMs
and two-tier and retail distributors. International sales accounted for 36.1%, 37.2%, and 25.5% of net sales in 1998, 1997 and 1996, respectively. As part of our strategy to build international sales, we sought to hire local sales and support personnel and to provide local versions of our products and related documentation, and maintain a European sales operation with full-time sales and support employees in Germany, England and Spain. During 1996, our net sales to our two-tier and retail distributors, primarily in Europe, were less than anticipated. As a result, Number Nine replaced certain sales employees during 1996 and the beginning of 1997. At the conclusion of 1997, Number Nine closed our sales offices in Spain and England because the sales activity for these offices was less than anticipated. In early 1997, we established a sales and support operation in Japan. At the conclusion of 1998, we closed this office. We continue to do business in Japan, coordinated through a strategic distributor partner.

  International sales are subject to risks, including:

  . Unexpected changes in regulatory requirements, . Fluctuations in currency exchange rates, . Tariffs and other barriers and restrictions, . Difficulties in staffing and managing foreign sales operations, . Potentially adverse tax consequences, and . The burdens of complying with a variety of foreign laws.

  In addition, Number Nine is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. We currently denominate all our sales in U.S. dollars but may in the future denominate our sales in local currencies and become subject to risks associated with fluctuations in currency exchange rates. We have experienced no material difficulties to date as a result of these factors.


MARKETING AND SALES

  As part of our strategy to diversify our distribution channels and expand retail sales, in 1996, Number Nine continued our marketing efforts to build brand awareness and gain retail shelf space. Our marketing program included consumer-oriented product packaging, and demonstrations, and direct mail and marketing to resellers and end-users. These marketing efforts focused on our 9FX and Imagine 128 product lines. We believe that our investment in promoting greater brand awareness among end-users may make our products more attractive to OEMs. However, the marketing effort during 1996 to gain retail shelf space was less successful than Number Nine had anticipated. As a result we placed greater marketing effort on expanding the VAR and system integrator market for our products during 1997 and 1998. We anticipate that these efforts will result in additional increases during 1999. We believe that brand awareness is as important with these customers as it is with OEMs. This effort has resulted in additional business from the VAR and system integrator market during 1997. Although, we anticipate that we will continue to expand our presence in this market, we cannot assure you that we will be successful in this effort.

  We have organized our sales force into three specialized groups which concentrate on our major sales opportunities. The strategic OEM sales team actively pursues additional major accounts as well as developing new opportunities with current OEM customers. Our two-tier and retail distribution sales group services national distributors, implements our retail sales program and responds to incoming sales inquiries. Our international sales force is comprised of regionally-based personnel who develop and service both OEM and distributor accounts in specific international markets.

  We supplement our sales efforts with marketing activities that promote our products to OEM and distribution customers. Specific efforts include advertising in recognized industry trade magazines and cooperative promotional activities in conjunction with our distributor and retail customers.


CUSTOMER SUPPORT

  We employ a full-time and part-time staff of five technical support representatives. We provide our customers with a range of technical support services, including:

  . Phone support, from which customers can obtain updated driver and BIOS software and other product information,
  . 24-hour electronic bulletin board service, and . Electronic mail and internet capabilities.

  We cannot assure you that we will be able to recruit, train and retain sufficient additional customer service employees to improve our service and keep pace with customer needs.

  We generally offer end-users a three-year warranty on our products. We believe that we have not experienced any warranty claims or liabilities to date which, individually or in aggregate, materially affect our operating results. We cannot assure you, however, that future warranty claims or liabilities will not have a material adverse effect on future operating results.


PRODUCT DEVELOPMENT AND ENGINEERING

  Since our founding in 1982, we have sought to establish a reputation for introducing industry-leading graphics technology. In 1983, we introduced what we believe to be the industry's first 1024 x 768 resolution graphics board; in 1984, the first 256-color capability graphics board; and in 1985, the first true color (16.7 million colors) graphics board. In November 1993, our first PC graphics accelerator product, the GXE 4 MB VRAM board configured with HawkEye, won PC Computing magazine's "MVP" award for all graphics products. Our products have been named "MVP Finalists" by PC Computing at the COMDEX shows for the past four years, Fall 1995, Fall 1996, Fall 1997, and Fall 1998. At the Fall 1997 show, Number Nine Revolution(TM) 3D product was named MVP for High-end PC Graphics. Most recently, we also received New Media Magazine's "Hyper" award for "Best Video/Graphics Accelerator Card" for 1997 with our third generation Revolution(TM) 3D. We believe that continued innovation and leadership in product development will be critical to our future success.

  We further maintained our reputation for industry-leading graphics technology with the introduction of our first jointly developed product, with Silicon Graphics, the Digital Flat Panel Solution Pack. At the Fall 1998 COMDEX show, the Digital Flat Panel Solution Pack was named "MVP Winner" and received a "Breakthrough Award" by PC Computing. It also won "Gear of the Year" Award from Maximum PC at the Fall 1998 Comdex show. We also were awarded the "Kick-Ass `10' Award" by Maximum PC, "Top 100 Products for 1998" and the "Best Flat Panel Award" from VAR Business.

  We currently employ 40 engineers, including hardware engineers with significant expertise in ASIC design and development of graphics products for the PC and workstation industry, software engineers with significant experience in Microsoft Windows applications, display driver development, BIOS and multimedia, and quality assurance engineers. We believe our in-house hardware and software development capabilities give us a number of competitive advantages, including the ability to bring products to market faster, produce better integrated software and hardware designs, ensure product quality, provide timely updates and continue to enhance the performance and ease of use of our products. At times, we utilize outside contractors to assist with software development and testing, particularly for non-core applications.

  We use an automated design environment incorporating advanced workstations, system simulation with hardware and software modeling, and a high-level design description language to define, develop and deliver new and enhanced products rapidly. We consider our CAD and engineering capabilities to be important to our future success. Although we rigorously test our hardware and software products prior to their introduction, it is possible that design errors may be discovered after initial product sampling, resulting in delays in volume production or recall of products sold. We have not experienced any material errors to date, but the occurrence of any such errors could have a material adverse effect on our delivery schedules and operating results.

  Current development efforts are focused on delivering broader driver support and enhanced versions of our proprietary products, including fourth and fifth generations of our proprietary 128-bit graphics technology (Imagine 128) and the next generation of our HawkEye utilities suite. Imagine 128 provides an extendible architecture from which subsequent generations of products are being developed. In addition, hardware and software development is underway on upgraded products using merchant accelerator chips. We cannot assure you that we will be successful in continuing to develop subsystem, chip and software products that incorporate new and rapidly evolving video/graphics technologies.

  Our engineering, sales and management personnel have developed close collaborative relationships with many of their industry counterparts and have used these relationships to identify market demands and target research and development to meet those demands. During 1998, 1997 and 1996, Number Nine expensed approximately $5.6 million, $8.3 million and $5.8 million, respectively, for research and development. Additionally, in 1996, Number Nine capitalized approximately $0.5 million of software costs related to the development of software products, Hawkeye95 and drivers. Number Nine did not capitalize software costs during 1997 and 1998. Number Nine expects to increase our research and development spending on new and emerging visual technology solutions.

COMPETITION

  The market for our products is highly competitive. We believe that our ability to compete successfully depends upon a number of factors both within and beyond our control, including:

  .  Product performance,
  .  Product features,
  .  Product availability,
  .  Price,
  .  Quality,
  . Timing of new product introductions by Number Nine and our competitors, . Emergence of new video/graphics and PC standards, . Customer support, and
  .  Industry and general economic trends.

  We seek to compete by offering products emphasizing high performance and quality and with a continuing commitment to product improvements and new product introductions and the ability to provide broad product line where demand justifies it.

  Our principal competitors include ATI Technologies, Inc. ("ATI"), Diamond Multimedia Systems, Inc., and Matrox Electronic Systems, Inc. ("Matrox"). In addition, we recognize that our principal competitors may be changing during 1999 with the proposed merger between STB Systems, Inc. and 3DFX Interactive, Inc. Each of these named competitors have graphics accelerator products that are marketed in competition with our 64-bit and 128-bit graphics accelerator products. Our principal competitors on chip technology include 3DFX Interactive, Inc., 3DLabs Inc., Ltd., Nvidia Corporation, ATI and Matrox. Numerous competitors, particularly in higher-volume, lower-priced product categories, compete primarily on the basis of price, which may result in reduced sales and/or lower margins for our products. In addition, many companies compete on the basis of their integrated circuit design capabilities, by supplying accelerator chips on a merchant basis, producing board-level products, and integrating the accelerator chip that will be placed directly on the CPU motherboard. Several of our board-level competitors, as well as various independent software developers, produce software utilities offering features comparable to HawkEye95. Future enhancements to such competing software products that are not matched by Number Nine, or the inclusion of comparable features in future versions of the Windows operating system, could diminish the relative attractiveness of our HawkEye95 utilities software. In addition, Number Nine may in the future experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products. Our current and prospective competitors include many companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than Number Nine. We cannot assure you that we will be able to compete successfully against current and future competitors.


MANUFACTURING AND SUPPLIERS

  Most of our manufacturing, assembly, product testing and shipping operations are performed by third parties. This approach allows us to avoid the costs of owning and operating dedicated manufacturing facilities and to focus our resources on product design and development, quality assurance, marketing and customer support. During 1998, we converted all of our manufacturing to turnkey operations and benefited from the volume purchasing, materials management, quality control and state-of-the art manufacturing capabilities of our turnkey manufacturers. In 1997 and 1996, we began converting a significant portion of our product manufacturing from consignment to turnkey operations. Currently, our accelerator subsystems are manufactured through turnkey arrangements with our subcontractor in China. However, we cannot assure you that Number Nine will be successful in managing turnkey manufacturing to achieve the efficiencies desired.

  Number Nine's ability to secure timely manufacture of our products is affected by the availability of certain merchant-supplied and proprietary components. We currently purchase certain primary components, such as S3 accelerator chips, from a single supplier and other components, including DACs, from a limited number of sources. There are numerous other components necessary to complete add-in board assemblies, including printed circuit boards, memory chips and commodity components such as capacitors and resistors. While many of these components tend to be readily available from multiple suppliers, we have from time-to-time experienced shortages and/or price fluctuations in the supply of memory and accelerator chips, which has in the past and may in the future result in the inability to fill orders and reduced profit margins. Moreover, on occasion the quality or reliability of early versions of certain components has been unsatisfactory. Future shortages in the availability of acceptable components could require us to alter product designs to use alternative components, reduce our production of the related product, experience delays in shipment of our products and/or cancel a product line, any of which could materially adversely affect our business and operating results.

  We have subcontracted the fabrication of our proprietary Imagine 128 chip designs to LSI Logic Corporation ("LSI") and NEC Corporation. Our latest generations, "Ticket to Ride(TM)" and "Ticket to Ride(TM) IV" are being fabricated by LSI. The design and production ramp-up for these foundries could take longer than anticipated, and we could experience problems in the reliability and quality of chips produced by the foundries. We cannot assure you that independent foundries will be willing or able to satisfy all of our requirements on a timely basis.

  We purchase a variety of components and sub-assemblies from suppliers on a purchase order basis and have no guaranteed supply arrangements. From time-to-time we purchase a portion of our components other than accelerator chips from distributors or, in the case of memory chips, on the spot market, in both cases paying higher prices than would be paid directly to a manufacturer.

BACKLOG

  Number Nine's products are manufactured to meet our forecast of near-term demand and to maintain minimum inventories of finished goods. Backlog rarely exceeds a recent average month's sales, while standard purchase orders received from customers contain limited or no penalties for rescheduling or cancellation. Accordingly, we believe that our backlog at any given point in time is neither a reliable indicator of future sales and earnings nor material to an understanding of our business. However, the absence of significant backlog contributes to unpredictability of our operating results.


PROPRIETARY TECHNOLOGY

  Number Nine's success depends in part upon our proprietary technology, consisting of both our hardware designs and our software drivers and utilities. We currently hold one patent and rely upon copyright, trademark and trade secret laws to protect our proprietary technology. Also, we generally enter into non-disclosure agreements with persons to whom we reveal our proprietary information. Although we are not aware of the development, distribution or sale of any illegal copies of our hardware or software, any infringements of our copyrights or trademarks, or any violation of our trade secrets, confidentiality procedures or licensing agreements to date, we cannot assure you that the steps we have taken to protect our proprietary information will be adequate to prevent misappropriation of our technology. In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely. While our competitive position may be affected by our ability to protect our proprietary information, we believe that the rapid pace of technological change in our industry will cause other factors, such as the technical expertise, knowledge and innovative skill of our management and technical personnel, brand recognition, the timeliness and quality of support services we provide and our ability to rapidly develop, produce, enhance and market innovative products, to be more significant in maintaining our competitive position.

  As is typical in our industry, from time to time, we are subject to legal claims asserting that we have violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against us, and any required licenses were not available on commercially reasonable terms, our operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of our resources, may also be necessary to enforce our intellectual property rights or to defend ourselves against claimed infringement of the rights of others.


EMPLOYEES

  At March 18, 1999, we employed 82 individuals, of whom 20 were employed in sales, marketing and customer support, 40 in engineering, and 22 in operations, finance and administration. We regularly seek to identify skilled engineering and other potential employee candidates, and have found that competition for personnel in the PC industry is intense. We believe our ability to recruit and retain highly skilled technical and other management personnel is critical to our ability to execute our business plans. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are good.


ITEM 2.   DESCRIPTION OF PROPERTY

  We lease a 33,450 square foot facility in Lexington, Massachusetts that serves as our headquarters. At present, this facility includes office and development space as well as limited storage and production capacity for the testing of final product. Our lease expires in May 2000, and we do not have the option to extend the term of this lease beyond the expiration date. We believe we currently have adequate space described above and below and will not need to source additional space. However, should we need additional space, we believe that there are adequate amounts in the nearby area.

  Number Nine leases an approximately 3,000 square foot portion of a facility located in Hudson, New Hampshire that serves as an additional site for research and development. At present, this facility includes office space capacity for designing and developing products. Currently, our lease for this facility is tenancy-at-will.

  Number Nine leases a 2,594 square foot facility in Unterhaching, Germany that serves as our European sales office. The lease expires in 2003, and Number Nine has an option to extend the lease for a five-year period.


ITEM 3.   LEGAL PROCEEDINGS

  From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Other than the litigation discussed below, we are currently not a party to any additional legal proceedings that if adversely adjudicated, in the belief of management, would individually or in the aggregate have a material adverse effect on our financial position or results of our operations.

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief

Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for us, there could be a material adverse effect on our future financial condition and results of operations and, accordingly, income (loss). We do not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

  A foreign inventor has asserted claims against several PC manufacturers, including our customers, that the graphics technology included in their systems infringes the inventor's patents. Certain of our customers have notified us of these assertions and their intent to seek indemnification from us in the event these claims are successful and the infringing technology was included in products that we sold. We believe there are meritorious defenses to these claims and that if the technology in fact infringes the inventor's rights, we would have rights of indemnification from its suppliers. While we cannot assure you, we do not expect this matter to have a material adverse effect on us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 1999.

PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  Our Common Stock began trading on The Nasdaq National Stock Market System on May 26, 1995 under the symbol "NINE." The following table details the high and low closing sales prices for the Common Stock, as reported by Nasdaq, for the periods indicated:

                            COMMON STOCK
                         ------------------
                           HIGH      LOW
                         --------  --------
  1997:
  First Quarter........     $6.00     $2.88
  Second Quarter.......     $6.25     $2.00
  Third Quarter........     $5.00     $2.94
  Fourth Quarter.......     $5.13     $1.75


                            COMMON STOCK
                         ------------------
                           HIGH      LOW
                         --------  --------
  1998:
  First Quarter........     $4.00     $1.13
  Second Quarter.......     $4.25     $2.13
  Third Quarter........     $2.88     $1.44
  Fourth Quarter.......     $2.06     $1.03

  On March 18, 1999, the last sale price of the Common Stock was $2.94.


STOCKHOLDERS

  As of March 19, 1999, there were approximately 136 stockholders of record of the 9,416,187 outstanding shares of Common Stock. We believe there are in excess of 5,000 beneficial owners of our Common Stock.


DIVIDENDS

  We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. In addition, our revolving line of credit prohibits the payment of dividends without prior bank approval.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth our selected consolidated financial data with respect to Number Nine which has been derived from our consolidated financial statements of Number Nine for each of the five years in the period ended January 2, 1999. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Form 10-K.

                                                                                  YEAR ENDED
                                                ------------------------------------------------------------------------------
                                                 JANUARY 2,      DECEMBER 27,    DECEMBER 28,    DECEMBER 30,    DECEMBER 31,
                                                --------------  --------------  --------------  --------------  --------------
                                                     1999            1997            1996            1995            1994
                                                --------------  --------------  --------------  --------------  --------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.....................................       $ 16,466        $ 47,205        $118,525        $116,819         $66,203
Cost of sales.................................         16,702          44,053         103,357         105,792          54,007
                                                     --------        --------        --------        --------         -------
Gross margin..................................           (236)          3,152          15,168          11,027          12,196
Operating expenses:
 Selling, general and administrative..........          7,758          13,766          15,957          15,487           7,106
 Research and development.....................          5,662           8,263           5,816           2,991           2,154
Settlement with subcontractor.................             --              --           1,959              --              --
                                                     --------        --------        --------        --------         -------
 Total operating expenses.....................         13,420          22,029          23,732          18,478           9,260
                                                     --------        --------        --------        --------         -------
Income (loss) from operations.................        (13,656)        (18,877)         (8,564)         (7,451)          2,936
Other income (expense):
 Interest expense, net........................           (301)           (387)           (895)           (443)           (383)
 Other income, net............................             43             324             512             378              37
                                                     --------        --------        --------        --------         -------
Income (loss) before income taxes.............        (13,914)        (18,940)         (8,947)         (7,516)          2,590
Provision (benefit) for income taxes..........             --           1,839            (296)         (2,443)            890
                                                     --------        --------        --------        --------         -------
Net income (loss).............................       $(13,914)       $(20,779)       $ (8,651)       $ (5,073)        $ 1,700
                                                     ========        ========        ========        ========         =======
Net income (loss) per common share--
 basic (1)....................................       $  (1.49)       $  (2.28)       $  (0.96)       $  (0.64)        $  0.31
Net income (loss) per common share--
 diluted(1)...................................       $  (1.49)       $  (2.28)       $  (0.96)       $  (0.64)        $  0.23
                                                     ========        ========        ========        ========         =======
Weighted average number of common
 shares outstanding--basic (1)................          9,319           9,120           8,970           7,983           5,494
Weighted average number of common
 shares outstanding--diluted (1)..............          9,319           9,120           8,970           7,983           7,421

                                                                         YEAR ENDED
                                       ------------------------------------------------------------------------------
                                        JANUARY 2,      DECEMBER 27,    DECEMBER 28,    DECEMBER 30,    DECEMBER 31,
                                       --------------  --------------  --------------  --------------  --------------
                                            1999 (2)        1997            1996            1995            1994
                                       --------------  --------------  --------------  --------------  --------------
                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............       $   413        $ 2,481          $13,895        $ 5,235         $ 3,057
Working capital / (deficit)..........        (1,595)         1,726           22,822         32,505           8,638
Total assets.........................         7,340         21,859           43,180         76,031          36,840
Total debt, including current portion         1,777          8,500            8,567          8,919           6,988
Series A Convertible preferred stock.            34             --               --             --           5,597
Total stockholders' equity...........         1,027          5,782           26,326         34,515           4,397

(2) Subsequent to January 2, 1999, Number Nine secured $3 million in gross proceeds through the issuance of Series B Convertible Redeemable Preferred Stock.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

  "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other parts of this Form 10-K contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. Number Nine's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed here and those included in publicly available filings with the Securities and Exchange Commission, such as this report.


OVERVIEW

  Since our founding in 1982, we have introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. We have focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both Original Equipment Manufacturers ("OEMs") and two-tier and retail distribution customers. Our series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, we began shipping products utilizing our third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride(TM). During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM) IV, and the related graphics board product, Revolution(R) IV. Also during the third quarter 1998, we announced our first jointly developed product with our strategic partner, Silicon Graphics; the Digital Flat Panel Solution Pack, a digital flat panel monitor containing the first all digital high resolution display system, the Silicon Graphics 1600 SW Digital Flat Panel. In addition, we began to develop our fifth generation proprietary 128-bit video/graphics accelerator chip. We cannot assure you that our latest generation product, Revolution(TM) 3D which utilizes the Ticket to Ride(TM) chip and Revolution(R) IV which utilizes the Ticket to Ride(TM) IV chip, will be successful or that the fifth generation product will be completed and marketed successfully.

  We also market Hawkeye, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows 95 and Windows 98.

  Our past operating results have been, and our future operating results will continue to be, subject to fluctuations from quarter to quarter due to a variety of factors, including:

  . The gain or loss of significant customers, . Changes in the mix of products sold and in the mix of sales by distribution channels,
  . Our ability to introduce new technologies and products on a timely basis, . Availability and timing of component shipments and cost of components obtained from our suppliers,
  . Availability and cost of manufacturing and foundry capacity, . New product introductions by our competitors, . Delays in related product introductions by others, . Market acceptance of our products, . Product returns or price protection charges from customers, . Reductions in sales of older generation products as customers anticipate new products, giving rise to charges for obsolete or excess inventory, and . Changes in our product pricing, or changes in our competitors and suppliers pricing, including possible decreases in unit average selling prices of our products caused by competitive pressures.

  Our operating results can also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. Our sales to

OEMs, which accounted for 79.2% of net sales in 1998, 43.8% of net sales in 1997, and 68.3% of net sales in 1996, are particularly susceptible to fluctuations.

  Our sales to OEMs typically generate lower gross margins than retail and distributor sales, but also generally entail lower marketing, sales and product support costs. Our net sales, gross margins and profits have in the past, and may in the future, vary significantly depending on the proportion of our sales to OEMs and other distribution channels, as well as the mix of products sold in each channel. Our sales of merchant-based technology products are typically at a significantly lower margin than the sales of our proprietary technology products. The gross margin on all of our products is significantly impacted by costs of components, particularly memory costs and controller chips, which have varied widely over the past several years, as well as significant pricing pressure on our products as a result of competition.

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for us, there could be a material adverse effect on our future financial condition and results of operations and, accordingly, income (loss). We do not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

  The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                                   YEAR ENDED
                                              ----------------------------------------------------
                                                 JANUARY 2,       DECEMBER 27,      DECEMBER 28,
                                              ----------------  ----------------  ----------------
                                                   1999               1997              1996
                                              ----------------  ----------------  ----------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................            100.0%            100.0%            100.0%
Cost of sales...............................            101.4              93.3              87.2
                                                       ------            ------             -----
Gross margin................................             (1.4)              6.7              12.8
Operating Expenses:
  Selling, general and administrative.......             47.2              29.2              13.5
  Research and development..................             34.3              17.5               4.9
  Settlement with subcontractor.............               --                --               1.6
                                                       ------            ------             -----
  Total operating expenses..................             81.5              46.7              20.0
                                                       ------            ------             -----
Loss from operations........................            (82.9)            (40.0)             (7.2)
Other income (expense):
  Interest expense..........................             (1.8)             (0.8)             (0.8)
  Other income, net.........................              0.2               0.7               0.5
                                                       ------            ------             -----
Loss before income taxes....................            (84.5)            (40.1)             (7.5)
Provision (benefit) for income taxes........                0               3.9              (0.2)
                                                       ------            ------             -----
Net loss....................................            (84.5)%           (44.0)%            (7.3)%
                                                       ======            ======             =====

FISCAL YEAR ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997

  Net Sales: Net sales decreased 65% to $16.5 million in 1998 from approximately $47.2 million 1997. This decrease was primarily attributable to lower sales of our proprietary 128-bit products to our OEM customers, as well as lower sales in international two-tier and retail distribution customers, as our third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of our proprietary 128-bit products decreased 77% to $8.4 million 1998 from $36.7 million in 1997, representing 51.4% of net sales in 1998 compared to 74.1% of net sales in 1997. Sales of 64-bit products represented the remaining $8.0 million or 48.6% of net sales during 1998 compared to approximately $12.2 million or 25.9% of net sales in 1997. Sales to OEMs decreased 37%, to approximately $13.0 million in 1998 from approximately $20.7 million in 1997, representing 79.2% in 1998 compared to 43.8% of net sales in 1997. The decrease in OEM sales was primarily a result of essentially no sales to either Dell Computer Corporation ("Dell") or Packard Bell NEC during 1998 compared to net sales of $8.4 million or approximately 17.8% during 1997. The loss of net sales to Dell was partially offset by new sales activity with IBM, which represented approximately $6.1 million or 37.0% of net sales in 1998. Sales to Micron represented 6.4% in 1998 compared to 9.1% of net sales in 1997. Net sales to our domestic retail and two-tier distribution customers decreased 81% to $2.4 million in 1998 compared to $12.8 million during 1997. Total international sales decreased 67% to $5.7 million in 1998 from approximately $17.5 million in 1997.

  Gross Margin: Gross margin was a loss of approximately $236,000 in 1998 compared to gross margin of approximately $3.2 million in 1997. The decrease in gross profit during 1998 was largely attributable to the significantly lower net sales level and continued pricing pressure across our products compared to 1997. In particular, the average pricing of our third generation proprietary based 128-bit product during 1998 was lower than the average cost of the product during the same time period. The Company's gross margin decreased to (1.4)% in 1998 from 6.7% in 1997, due primarily to significantly lower net sales and continued price pressure, as our third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle, compared to 1997. Our future prospects will depend in part on our ability to successfully manage our product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced. We cannot assure you that we will be successful in managing these changes. While we reserve for anticipated charges, based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, we cannot assure you that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations" may have a negative impact on gross margin.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 43%, to approximately $7.8 million in 1998 from $13.8 million in 1997, primarily as a result of decreased headcount and lower marketing costs as we controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 47.2% in 1998 from 29.2% in 1997, primarily attributable to lower sales in 1998. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

  Research and Development Expenses: Research and development expenses decreased 32%, to approximately $5.7 million in 1998 from approximately $8.3 million in 1997, resulting primarily from incurring one-time costs associated with completing development efforts on the Ticket to Ride(TM) accelerator chip, and Revolution(TM) 3D products during 1997. During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride(TM) IV, and the related graphics board product, Revolution(R) IV. In addition, we began to develop our fifth generation
proprietary 128-bit video/graphics accelerator chip.   As a percentage of net
sales, research and development expenses increased to 34.4% in 1998 from 17.5% in 1997, primarily attributable to lower sales in 1998. We currently expect that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our proprietary technology efforts.

  Interest Expense: Net interest expense for 1998 was $301,000 compared to interest expense of $387,000 in 1997. This decrease was attributable to lower average outstanding loan balances during 1998, as compared to 1997.

  Other Expense/Income: Other income totaled approximately $43,000 in 1998 compared to other income of $324,000 in 1997. Other income during 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during 1997 was primarily attributable to interest income.

  Provision for Income Taxes: During 1998 and 1997, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income. In 1997, we increased our valuation allowance against the remainder of the net deferred tax asset of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon our ability to generate sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997 and 1998, our estimate of future taxable income has been reduced. As a result, we believe it is less likely than not that the remaining net deferred tax asset will be realized.


FISCAL YEAR ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

  Net Sales:   Net sales decreased 60% to approximately $47.2 million in 1997 from approximately $118.5 million in 1996. This decrease was primarily attributable to a decrease in net sales to our OEM customers. Sales to OEMs decreased approximately 74% to approximately $20.7 million in 1997 from $80.9 million in 1996, representing 43.8% of net sales in 1997 compared to 68.3% in 1996. The decrease in sales to OEMs was primarily a result of discontinuation of the sales of our products to Dell during 1997. Sales to Dell represented approximately $4.9 million, or 10.4% of net sales in 1997 compared to $62.7 million, or 52.9% of net sales in 1996. Total international sales decreased 43% to approximately $17.2 million in 1997 from approximately $30.2 million in

1996. Sales of our proprietary based 128-bit products represented approximately $36.7 million or 77.7% of net sales in 1997, compared to $48.6 million or 41.0% in 1996.

  Gross Margin:   Gross margin decreased 79%, to $3.2 million in 1997 from $15.2 million in 1996. As a result of our decrease in overall sales, gross margin in 1997 was 6.7% compared to 12.8% in 1996. This decrease was primarily attributable to the reduction in net sales, particularly lower sales of our proprietary products to our OEM customers, as well as significant pricing pressure in 1997 on sales of older technology products. Our future prospects will depend in part on our ability to successfully manage our product transitions and fluctuating component costs, particularly memory, and control inventory as new products are introduced.

  Selling, General and Administrative Expenses:   Selling, general and
administrative expenses decreased 14%, to $13.8 million in 1997 from $16.0 million in 1996, primarily as a result of a reduction of advertising and channel promotion activities. As a percentage of net sales, selling, general and administrative expenses were 29.2% in 1997 compared to 13.5% in 1996.

  Research and Development Expenses:   Research and development expenses
increased 43%, to approximately $8.3 million in 1997 from $5.8 million in 1996, resulting primarily from increased staffing to support continued development of both proprietary and merchant based video/graphics products, lower capitalization of software costs, as well as engineering expenses associated with the completion of chip development of our third generation proprietary based 128-bit graphics accelerator product Ticket to RideTM, as well as associated graphic boards utilizing this chip, such as Revolution(TM) 3D. In 1997, we began the development of our next generation, which is the fourth generation, proprietary 128-bit chip, and continued development of some additional products. As a percentage of net sales, research and development expenses increased to 17.5% in 1997 from 4.9% in 1996.

  Expenses Associated With Settlement With a Subcontractor:   During 1996, we
incurred a charge of approximately $2.0 million related to the settlement of a dispute with one of our sub-contractors with respect to our commitment, if any, to purchase a quantity of DRAM memory chips at prices significantly above the then current price levels. This settlement was 1.6% of net sales in 1996.

  Interest Expense:   Interest expense for 1997 was $387,000 compared to
$895,000 in 1996. During 1997, we had lower average balances outstanding against our revolving line of credit than during 1996.

  Other Income:   Other income totaled $324,000 in 1997 compared to $512,000 in
1996. Other income in 1997 and 1996 was primarily attributable to interest earned on cash and cash equivalents.

  Provision (Benefit) for Income Taxes:   In 1997, we increased our valuation
allowance against the remainder of our net deferred tax asset, of approximately $1.8 million. Valuation of the net deferred tax asset was dependent upon generating sufficient taxable income in near-term periods. Principally as a result of the net losses incurred in 1997, management estimates of future taxable income have been reduced. As a result, management believes it is less likely than not that the remaining net deferred tax asset will be realized.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. Number Nine cautions investors that we cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following risk factors and the discussion set forth under "Liquidity and Capital Resources":

Product Life Cycle Management

  The PC industry in general, and the market for our products in particular, are characterized by rapid technological advances, frequent new product introductions, short product life cycles, product obsolescence, changes in customer requirements or preferences for competing products, evolving industry standards, significant competition, and rapidly changing pricing. In this regard, the life cycle of products in our markets is often as short as nine to twelve months. Therefore, our future prospects depend, in part, upon our ability to enhance the functionality of our existing products, in a timely manner and to continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs. We cannot assure you that we will be successful in managing product transitions, including controlling inventory of older generation products as new products are introduced. We have experienced and could, in the future, reductions in sales of older generation products as customers anticipate new product introductions. Our ability to successfully transition our Revolution(TM) 3D products to our fourth generation proprietary-based 128-bit products, Revolution(R) IV, will depend on such factors. We reserve for anticipated returns, based upon historical rates of product returns and other factors. However, we cannot assure you that reductions in sales and returns of older generation products by distributors, primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

  The volume and timing of orders received during a particular quarter are very difficult to forecast. Our customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 we received notice from Dell that Dell would discontinue buying our merchant graphics solution in the fourth quarter of 1996. In addition, during the third quarter of 1997, Dell reduced its purchases of our proprietary Imagine 128 Series 2 4MB VRAM product. As a result, our net sales to Dell in 1997 were not significant, $4.9 million during 1997 compared to $62.7 million during 1996. Future sales to significant customers are uncertain and depend upon the performance and pricing of our new products and their acceptance by these customers.

  Customers generally order on an as-needed basis, and as a result, we have historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of our net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because significant portions of operating expense levels are relatively fixed, the timing of expense levels is based in large part on our expectations of future sales. If sales do not meet our expectations, we may be unable to quickly adjust spending, which could have a material adverse effect on our operating results.

Dependence upon the PC Industry

  We have focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The PC industry is characterized by a limited number of major OEMs driving the majority of PC sales. While we are pursuing a significant portion of our business derived from the limited number of major OEMs, there is no assurance that we will be successful in establishing profitable relationships with major OEMs. In addition, major OEMs exercise significant price pressure on their suppliers, generating lower gross margins
than retail and distribution customers do.   Our failure  to establish
profitable relationships with major OEM customers, or to maintain and increase the volume and profitability of the products manufactured for such customers would have a material adverse effect on our business, financial condition and results of operations.

Proprietary Technology: Product Mix

  Our products have historically been based both on merchant and proprietary-based video/graphic accelerator chips. These product lines have each contributed gross profit during the last few years. However, we believe that over the long-term, our proprietary-based products will become an increasingly more important factor in determining success for us, and we currently anticipate reduced sales of merchant based products. If sales of our proprietary-based products do not meet our expectations or if there are delays in the completion and availability of these proprietary-based products, we may have significantly reduced sales, which could have a material adverse effect on our operating results.

Competition

  The market for our products is highly competitive. We believe that our ability to compete successfully depends upon a number of factors both within and beyond our control, including:

  .  Product performance,
  .  Product features,
  .  Product availability,
  .  Price,
  .  Quality,
  . Timing of our new product introductions compared with the timing of our competitors product introductions,
  . Emergence of new video/graphics and PC standards, . Customer support, and
  .  Industry and general economic trends.

  We seek to compete by offering products emphasizing high performance and quality and with a continuing commitment to product improvements and new product introductions and the ability to provide a broad product line where demand justifies it. Our principal competitors include ATI Technologies, Inc. ("ATI"), Diamond Multimedia Systems, Inc., and Matrox Electronic Systems, Inc. ("Matrox"). In addition, we recognize that our principal competitors may be changing during 1999, with the proposed merger between STB Systems Inc., and 3DFX Interactive, Inc. Each of these named competitors has graphics accelerator products that are marketed in competition with our 64-bit and 128-bit graphics accelerator products. Our principal competitors on chip technology include Intel Corporation, 3DFX Interactive, Inc., 3DLabs Inc., Ltd., Nvidia Corporation, ATI and Matrox.

  Numerous competitors, particularly in higher-volume, lower-priced product categories, compete primarily on the basis of price, which may result in reduced sales and/or lower margins for our products. In addition, many companies compete on the basis of their integrated circuit design capabilities, by supplying accelerator chips on a merchant basis, by producing board-level products, and by integrating the accelerator chip that will be placed directly on the CPU motherboard. We expect this trend to continue for low-end video/graphic accelerator subsystems; however, we believe the market for video/graphic accelerator subsystems in mid-range to high-end PCs will continue to exist.

  Several of our board-level competitors, as well as various independent software developers, produce software utilities offering features comparable to HawkEye. Future enhancements to such competing software products that we do not match, or the inclusion of comparable features in future versions of the Windows operating system, could diminish the relative attractiveness of our HawkEye utilities software. In addition, we may, in the future, experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products.

  Our current and prospective competitors include many companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than we have. We cannot assure you that we will be able to compete successfully against current and future competitors.

Dependence upon Suppliers

  We depend on sole or limited source suppliers for certain key components and have experienced limited availability, delays in shipments and unanticipated cost fluctuations related to the supply of components, particularly memory chips. We actively work with memory component suppliers to secure pricing and volume commitments for future production. Additionally, our suppliers could impact the availability of key components, particularly memory and graphics accelerator chips, to the extent that they reduce our lines of credit and payment terms. In such an event, we could have difficulty securing sufficient supply to meet customer requirements. We cannot assure you that commitments will be secured in sufficient amounts to meet our needs or at prices that will enable us to attain profitability.

Dependence upon Key Personnel

  Our future success will depend, to a significant extent, upon the efforts and abilities of our senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense. We cannot assure you that we will be successful in retaining our existing key personnel or in attracting and retaining the additional key personnel that we require. Failure to retain key personnel, or to attract additional personnel to satisfy our needs could have a material adverse effect on our business, financial condition and results of operations.

Stock Price Volatility

  The trading price of our Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future, in response to the following:

  . Quarter-to-quarter variations in operating results, . Announcements of technological innovations,
  . New products or significant OEM system design wins by us or our competitors,
  . General conditions in the markets for our products or the computer industry,
  . The price and availability of purchased components, . General financial market conditions,
  . Changes in earnings estimates by analysts, or . Other events or factors.

  In this regard, we do not endorse or accept responsibility for the estimates or recommendations issued by stock research analysts from time to time. The volatility of public stock markets, and technology stocks specifically, have frequently been unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our Common Stock.


Shareholder Litigation

  We have been served notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants our company, the members of the Board of Directors during the period in question, our former Chief Financial Officer and Treasurer, and the Selling Shareholders and Managing Underwriters of our 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of our Common Stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interest, costs and fees, allege, among other things, that our Registration Statement and Prospectus in our initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. By order of the District Court, these actions have been consolidated into a single action. If the lawsuit is not resolved satisfactorily for us, there could be a material adverse effect on our future financial performance and results of operations and accordingly, income (loss).

Intellectual Property Infringement

  It is common in the PC industry for companies to assert intellectual property infringement claims against other companies. As a consequence, we indemnify some OEM customers in certain respects against intellectual property claims relating to our products. Several OEM customers recently sent us notices of potential indemnity claims based upon notices of infringement that they have received from a patent owner. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. We provide multimedia subsystems to our OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon our preliminary evaluation of the patent, we do not believe the infringement claims are meritorious as to our products sold to our customers. However, pursuant to such indemnity agreements or in the event, if we are directly sued, we may be required to dedicate significant management time and expense to defending ourself or assisting our OEM customers in their defense of this or other infringement claims, whether meritorious or not, which could have a material adverse effect on our business, financial condition and results of operations. If this or another intellectual property claim were to be brought against us, or one or more of our OEM customers, and we, or one or more of our OEM customers, were found to be infringing upon the rights of others, we could be required to pay infringement damages, pay licensing fees, modify our products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could have a material adverse effect on our business, financial condition and results of operations. If an intellectual property claim were to be brought against one or more of our suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of our products to us, which could have a material adverse effect on our business, financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

  The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Consolidated Financial Statements).

  We have continued to incur substantial losses from operations, have lost a significant customer, and are not in compliance with all of the covenants required by our lender under the loan agreement. In addition, we have been informed by our lender that we must seek new financing. We have unresolved class action litigation concerning alleged violations of securities laws, and need additional financing to continue operations, all of which raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities.

  Before 1997, we experienced significantly higher sales to two-tier and retail distribution channel customers. These customers tend to order toward the end of each quarter and to pay more slowly than OEM customers. In 1997 we have since shifted our business to focus on sales to our OEM customers. In addition, our manufacturing strategy has focused on purchasing a higher proportion of components directly from manufacturers, which reduces component costs but requires longer-term commitments and faster payment compared to distributor suppliers. Finally, the fluctuating cost of memory components has resulted in variable gross and operating margins, and limited availability at times has required the use of cash when necessary to secure supplies of memory. We incurred valuation adjustments for inventory during the second quarter of 1996, and recorded charges to cost of sales associated with obsolete and excess inventory of $5.7 million. We determined that the market value for this material was substantially less than the cost to procure and build. As a result, the components were written down to an estimated net realizable value less selling costs. Significant pricing pressure for our products has been experienced during 1997 and 1998, resulting in lower gross margin and higher net loss. Due to the combination of these factors, we have generated less cash flow from operations than anticipated, and require more working capital.

  In 1998, we continued to incur losses on reduced revenue while pricing pressure in our industry has increased. Our operating activities used cash of approximately $4.3 million in 1998, compared to operating activities which used cash of approximately $9.0 million in 1997. In 1998, cash was generated through the net decreases to the following areas:

  Accounts Receivable                                         $ 7.8 million
  Receivable due from manufacturing contractors               $ 1.7 million
  Inventory                                                   $ 1.8 million

  In addition, a net decrease to accounts payable used cash of approximately $1.3 million net of a $1.2 million increase in related party accounts payable. Decreases in accounts receivable have primarily been attributable to lower sales levels in 1998. We believe we can operate with lower levels of working capital relative to net sales and have committed additional resources to the management and control of our receivables and inventories. At January 2, 1999, our principal sources of liquidity consisted of approximately $413,000 of cash and cash equivalents and a maximum borrowing capacity of $3.0 million available under our revolving line of credit, as described below.

  In 1998, investing activities used cash of approximately $228,000 for purchases of computer and office equipment compared to $2.6 million for purchases and office equipment in 1997. Financing activities provided cash of $2.8 million during 1998, attributable to the $9.0 million proceeds from the subordinated convertible promissory note, and $476,000 of trade accounts payable to a manufacturing subcontractor converted to a short-term note payable, offset by a reduction of the outstanding balance of the revolving credit facility by $7.2 million and principal payments on a note payable of $0.9 million. During 1997, financing activities provided cash of $168,000 attributable mostly to the issuance of common stock and the exercise of common stock options.

  As of January 2, 1999, approximately $1.3 million was outstanding under our then revolving credit facility (the "Prior Loan Agreement"). This Prior Loan Agreement was subsequently replaced on March 31, 1999 by a new major commercial bank and at more favorable financial terms to Number Nine. The Prior Loan Agreement contained financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Prior Loan Agreement also gave the lender the right to call the loan in the event of a material adverse change in our business and prohibited us from paying dividends without the consent of the lender. We had been out of compliance with certain terms of our Prior Loan Agreement from time to time and as a result had entered into amendments and forebearance agreements revising certain covenants in the agreement or had required a waiver from our lender. We had received such a forbearance arrangement from the lender for noncompliance with certain covenants in the agreement, which was effective until March 31, 1999. Under this forebearance agreement, the maximum amount we could borrow was $3.0 million.

  The Loan Agreement initially expired on December 2, 1998, but was extended through forebearance agreements until March 31, 1999. On March 31, 1999, we entered into a loan and security agreement with a major commercial bank for a secured working capital line of credit. This line of credit replaces the current borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On March 18, 1999, the prime rate was 7.75% and the 90 day LIBOR rate was 5.0%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of
 .375% per annum on the unused portion of the maximum borrowing amount. The bank also received a warrant to purchase up to 211,000 shares of Common Stock, as of the date of closing, at a the fair market value of $2.86 for a ten year period. The line of credit agreement is collaterized by substantially all the assets of our company. This agreement requires the bank approval for the payment of any dividends other than dividends on Series B Preferred stock. It also requires that we achieve certain financial covenants, including quarterly profitability targets in the second quarter of 1999. This agreement expires on December 31, 2001.

     On April 17, 1998, Number Nine received a short term loan of $3.0 million from Silicon Graphics which was due on May 17, 1998. On May 7, 1998 Number Nine and Silicon Graphics refinanced the short term loan by entering into a Securities Purchase Agreement (the "Agreement") pursuant to which we issued during the second quarter ended June 27, 1998 a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant"). The Notes were subordinated to our existing secured line of credit, were secured by essentially all of our assets, bore interest at a rate per annum equal to the prime rate plus 2% and were convertible, at Silicon Graphics's option, into shares of our Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share. If we paid any of the outstanding principal and interest due under any of the Notes, then on such date (the "Payment Date") the Warrant would have entitled the holder until the third anniversary of the Payment Date to purchase at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of our then issued and outstanding Common Stock. The value of this warrant is approximately $347,000, thus the value of the preferred shares is approximately $8.7 million. Following issuance each share of Preferred Stock would be convertible into one share of our Common Stock.

     On August 10, 1998, Silicon Graphics converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock. In connection with the conversion, the Warrant was canceled and we issued to Silicon Graphics a Replacement Warrant which entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of our then issued and outstanding Common Stock. If exercised on January 2, 1999, the Replacement Warrant would have entitled the holder to purchase up to 290,389 shares of Preferred Stock. The value of this warrant is approximately $347,000, thus the value of the preferred shares is approximately $8.9 million. At Silicon Graphics's option, each share of Series A Convertible Preferred Stock is immediately convertible into one share of our Common Stock. We have agreed with Silicon Graphics to use our best efforts to elect a Silicon Graphics representative to our board of directors at the 1999 annual meeting of the stockholders.

     We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, Number Nine converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable was a six (6) month note, bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. The last payment was scheduled to occur in December 1998. However, as of January 2, 1999, $476,000 was outstanding and is subject to payment on demand.

     On March 31, 1999, we sold 300 shares of Series B Preferred Stock for $3 million. This preferred stock pays a 4% dividend in cash or common stock, at our option. The preferred stock is convertible into common stock at $4.27 per share or 150% of fair market value at the time of the transaction, if the closing bid price for the common stock is $4.27 or higher. If the closing bid price for a period of 90 days is less than $4.27 per share, the preferred stock is convertible into common stock at 88 percent of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. This conversion is limited to 25 percent per month of the original outstanding preferred stock prior to October 31, 1999. We have the option to redeem the preferred stock at any time. The redemption amount is calculated as 110 percent of the preferred stock investment prior to October 31, 1999 if the closing bid price is less than $1.60 per share, and 118 percent afterwards. The preferred stock is automatically convertible into common stock three years after the date of issuance. In addition the investor received a three year warrant to purchase our common stock at $3.56 per share, 125 percent of the ten day average closing bid price prior to the closing date of this transaction. Currently, we are investigating the proper accounting treatment of this transaction.

     We believe that our existing cash balances plus funds generated from product sales, together with our new working capital line of credit and the preferred stock financings described above, will be sufficient to fund operations at anticipated levels through the first quarter of 1999. The additional new financing, new revolving credit facility, retained investment-banking counsel, as well as retained financial management with experience in financially troubled companies should be beneficial to our efforts to fund operations into the second quarter of 1999. However future growth in sales, significant losses and limitations of credit terms by suppliers, and/or continued increases in working capital required by our business, future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. No assurances can be given that any additional financing will be available to us on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

YEAR 2000

     Background:   We use a number of computer software programs and operating
     ----------
systems in our internal operations, including applications used in financial business systems and various administration functions. We also include software programs in our products. The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits to represent the year, such as 98 for 1998. On January 1, 2000, any clock or date recording mechanism which incorporates date sensitive software, using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, or, among other things, a temporary inability to process transactions, send invoices, or engage in normal operating business activities.

     Product Readiness:  We have conducted an assessment of our Year 2000
     -----------------
readiness to determine the extent of any potential problems. This assessment revealed that all our products are not keyed to a two digit system. That is, our drivers and BIOS do not reference or update the time or date, nor are they affected by the system clock. Based upon this assessment, we consider all our products Year 2000 compliant. This assessment also revealed that our principal information systems correctly define the Year 2000 and do not require any modification. As a result, we do not expect to incur any material costs associated with Year 2000 issues. However, we cannot assure you that, to date, we have identified all material Year 2000 issues associated with our products.

     Operational Readiness:  We have conducted an assessment of our Year 2000
     ----------------------
readiness of the applications used in financial business systems and various administrative functions to determine the extent of any potential problems. We obtained Year 2000 compliance statements from the manufacturers of our core internal information systems. While these applications have been tested by their manufacturers, we will continue to test our mission critical applications for Year 2000 compliance. As a result, we do not expect to incur any material costs associated with Year 2000 issues. However, we cannot assure you that, to date, we have identified all material Year 2000 issues associated with internal information systems which could have a material adverse effect on our business, financial condition and results of operations.

     Third Party Readiness:  We are in the process of contacting our customers,
     ---------------------
suppliers, financial institutions, creditors, service providers and governmental agencies, with which we have a material relationship, in an effort to verify the Year 2000 readiness of these third parties that could cause us a material
impact.   We have limited or no control over the actions of these third parties.
Thus, while we expect that we will be able to resolve any significant Year 2000 problems, we cannot assure you that all material Year 2000 issues associated with third parties will be identified and corrected on a timely basis, or that corrections made by third-parties will be compatible with our information systems. Our business, financial condition and results of operations could be materially adversely affected by the failure of our systems and applications or those operated by third parties to properly operate or manage dates beyond 1999.

     Most likely consequences of Year 2000 problem:  At this point, we do not
     ---------------------------------------------
believe we will be adversely affected, in a material manner, by the Year 2000 issue. We are actively developing a contingency plan to address any Year 2000 issues that may arise. Number Nine intends to design and implement such a contingency plan prior to the end of the second quarter of 1999, which will be based in part upon the balance of the responses we expect to receive from third-parties. We will attempt to identify and resolve all Year 2000 problems that could materially affect our business operations. However, management believes that it is not possible to determine with complete certainty, that all Year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, management is uncertain whether the following consequences might occur:

     . A significant number of operational inconveniences and inefficiencies for us and our clients that may divert management's time and attention, and financial and human resources from our ordinary business activities and

     . A lesser number of serious system failures that may require significant efforts by us or our clients to prevent or alleviate material business disruptions.

Based on the activities described above, we do not believe that the Year 2000 problem will have a material adverse effect on our business or results of operations.

     Disclaimer:  The discussion of our efforts, and management's expectations,
     ----------
relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review. Currently, Number Nine estimates that it has expended approximately $500,000 on Year 2000 compliance. We estimated our efforts during 1999 will approximate an additional $200,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We will adopt SOP 98-1 in our financial statements for the year ended January 1, 2000. We do not believe the adoption of SOP 98-1 will have a material effect on our results of operations or financial condition.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This statement provides guidance in the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. We do not believe the adoption of SOP 98-5 will have a material effect on our results of operations or financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Due to our limited use of derivative instruments, we do not believe the adoption of FAS 133 will have a material effect on our results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

Index to Financial Statements and Financial Statement Schedules                                   NUMBER
-----------------------------------------------------------------------------------               ------
Financial Statements:
Report of Independent Accountants..................................................................  F-1
Consolidated Balance Sheets as of January 2, 1999 and December 27, 1997............................  F-2
Consolidated Statements of Operations for the Fiscal Years Ended January 2, 1999,
   December 27, 1997 and December 28, 1996.........................................................  F-3
Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 2, 1999,
   December 27, 1997 and December 28, 1996.........................................................  F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 1999,
   December 27, 1997 and December 28, 1996.........................................................  F-5
Notes to Consolidated Financial Statements.........................................................  F-6


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the June 24, 1999 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the June 24, 1999 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement for the June 24, 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the June 24, 1999 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a). The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(A)(1)  See "Index to Consolidated Financial Statements and Financial
 AND (2).      Statement Schedules" at Item 8 to this Annual Report on Form 10-
               K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3). Exhibits

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER                           DESCRIPTION
--------------  ----------------------------------------------------------------
 3.1**          Restated Certificate of Incorporation

 3.2*           Restated By-Laws

 3.3            Certificate of Designation Series A Preferred Convertible Stock

 4.1* Instruments defining the rights of security holders (See Exhibits 3.1 and 3.2 hereto)

 4.2*           Form of Common Stock Certificate

 10.1(a)*@.     1996 Employee, Director and Consultant Stock Option Plan

 10.1(b)*.      1994 Employee, Director and Consultant Stock Option Plan

 10.2*.         1989 Stock Option Plan

 10.3@@.        1995 Employee Stock Purchase Plan, as amended

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

 10.9* Equipment Lease, dated as of June 1, 1994, between the Registrant and TAL Financial Corporation

 10.10* Intercompany Agreement, dated as of April 1, 1993, between the Registrant and Number Nine GmbH

 10.11* ASIC Design and Purchase Agreement, dated as of September 7, 1994, by and between the Registrant and LSI Logic Corporation

 10.12* Master Development and Production Agreement, dated as of January 24, 1995, between the Registrant and NEC

 10.18###.      Employment Letter Agreement, dated October 11, 1996, between the
                Registrant and Michael Romanies

 10.19###.      Employment Letter Agreement, dated November 20, 1996, between the Registrant and Archie Miller

10.22%. Employee Separation Agreement, dated January 19, 1998, between the Registrant and Daniel W. Muehl

10.23%. Employee Separation Agreement, dated February 6, 1998, between the Registrant and James O'Bray

10.24++. Employee Separation Agreement, dated May 13,1998, between the Registrant and Archibald Miller

10.25+++.       Employee Separation Agreement, dated August 19, 1998, between the Registrant and Michael Romanies

10.26+++.       Employment Letter Agreement, dated April 20, 1998, between the
                Registrant and Lawrence McIntosh.

10.27+++.       Consultant Agreement dated August 25, 1998, between the
                registrant and Michael Romanies

10.29+          Securities Purchase Agreement

10.30           Investor Rights Agreement

10.31+          Series A Convertible Preferred Stock Purchase Warrant

21.1*           Subsidiaries of the Registrant

23.1            Consent of Independent Accountants

27.1            Financial Data Schedule

* Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, our Registration Statement filed on Form S-1 (File No. 33-91002)

** Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995.

@ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, our Registration Statement on Form S-8 filed May 22, 1996.

@@ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, our Registration Statement on Form S-8 filed April 29, 1996.

#    Previously filed with the Commission as an Exhibit to, and incorporated
     herein by reference from,  our    Annual Report on Form 10-K for the Fiscal
     Year Ended December 30, 1995.

## Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from, our Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 29, 1996.


###  Previously filed with the Commission as an Exhibit to, and incorporated
     herein by reference from, our    Annual Report on Form 10-K for the fiscal
     Year Ended December 28, 1996.

% Previously filed with the Commission as an Exhibit to, and incorporated herein by reference, our Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1997.

+ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference, our Quarterly Report 10-Q/A for the Fiscal Quarter Ended March 28, 1998.

++ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference, our Quarterly Report 10-Q for the Fiscal Quarter Ended June 27, 1998.

+++ Previously filed with the Commission as an Exhibit to, and incorporated herein by reference, our Quarterly Report 10-Q for the Fiscal Quarter Ended October 3, 1998.

 .    Management contract or compensatory plan, contract or arrangement.

     Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.


ITEM 14(B).   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 2, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Number Nine Visual Technology Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Number Nine Visual Technology Corporation (the "Company") at January 2, 1999 and December 27, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that Number Nine will continue to be a going concern. As discussed in Note B to the consolidated financial statements, Number Nine has continued to incur substantial losses from operations, has lost a significant customer, is not in compliance with all of the covenants required by Number Nine's lender, has unresolved class action litigation concerning alleged violations of securities laws and needs additional financing to continue operations, all of which raise substantial doubt about Number Nine's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Number Nine be unable to continue as a going concern.


                                  PricewaterhouseCoopers LLP


Boston, Massachusetts
March 31, 1999
                                                                        page F-2

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                        JANUARY 2,        DECEMBER 27,
                                                                       ------------      -------------
                                                                           1999              1997
                                                                       ------------      -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, inclusive of restricted
     cash of $117 and $0 at January 2, 1999 and
     December 27, 1997 respectively (Note B).....................          $    413           $  2,481
  Accounts receivable, trade, net of allowances for doubtful accounts of $122 and $193, at January 2, 1999 and
     December 27, 1997 respectively..............................             2,542             10,506
  Receivables from manufacturing contractor(s)...................                --              1,678
  Inventories (Note C)...........................................             1,052              2,864
  Prepaid expenses...............................................               711                274
     Total current assets........................................             4,718             17,803
  Property and equipment, net....................................             2,581              3,906
  Other assets...................................................                41                150
                                                                           --------           --------
     Total assets................................................          $  7,340           $ 21,859
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Revolving line of credit.......................................          $  1,301           $  8,500
  Note payable to manufacturing contractor.......................               476           $  8,500
  Accounts payable...............................................             2,684              6,148
  Related-party accounts payable.................................             1,218                 --
  Accrued expenses and other current liabilities.................               594              1,429
  Deferred revenue...............................................                40
                                                                           --------           --------
     Total current liabilities...................................             6,313             16,077
  Commitments and contingencies (Note J).........................                --                 --
                                                                           --------           --------
     Total liabilities...........................................             6,313             16,077

STOCKHOLDERS' EQUITY:
 Preferred Stock $.01 par value; 5,000,000 shares authorized;
       Series A Convertible Preferred Stock, 3,350,894 shares
        issued and outstanding at January 2, 1999, no shares
        issued and outstanding at December 27, 1997 (at
        liquidation preference)                                               9,215                 --

 Common Stock, $.01 par value; 20,000,000 shares authorized;
  9,394,385 shares issued and outstanding at January 2, 1999;
  9,172,548 shares issued and outstanding at December 27, 1997                   94                 92


  Additional paid-in capital, net of costs.......................            35,936             35,994
  Accumulated deficit............................................           (44,218)           (30,304)
                                                                           --------           --------
  Total stockholders' equity.....................................             1,027              5,782
                                                                           --------           --------
     Total liabilities and stockholders' equity..................          $  7,340           $ 21,859
                                                                           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FISCAL YEAR ENDED
                                                                  ----------------------------------------------
                                                                   JANUARY 2,      DECEMBER 27,    DECEMBER 28,
                                                                  --------------  --------------  --------------
                                                                       1999            1997            1996
                                                                  --------------  --------------  --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................................       $ 16,466        $ 47,205        $118,525
Cost of sales...................................................         16,702          44,053         103,357
                                                                       --------        --------        --------
Gross margin....................................................           (236)          3,152          15,168
Operating expenses:
  Selling, general, and administrative..........................          7,758          13,766          15,957
  Research and development......................................          5,662           8,263           5,816
  Settlement with subcontractor.................................             --              --           1,959
                                                                       --------        --------        --------
     Total operating expenses...................................         13,420          22,029          23,732
                                                                       --------        --------        --------
Loss from operations............................................        (13,656)        (18,877)         (8,564)
Other income:
  Interest expense..............................................           (301)           (387)           (895)
  Other income, net.............................................             43             324             512
                                                                       --------        --------        --------
Loss before income taxes........................................        (13,914)        (18,940)         (8,947)
Provision (benefit) for income taxes............................             --           1,839            (296)
                                                                       --------        --------        --------
Net loss........................................................        (13,914)        (20,779)         (8,651)
                                                                       ========        ========        ========
Net loss per common share--basic and diluted....................         $(1.49)         $(2.28)         $(0.96)
                                                                       ========        ========        ========
Weighted average common equivalent shares outstanding--basic
 and diluted....................................................          9,319           9,120           8,970
                                                                       ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(FOR THE FISCAL YEARS ENDED DECEMBER 28,1996, DECEMBER 27, 1997 AND JANUARY 2,
1999)

                                           SERIES "A"
                                           ----------
                                          CONVERTIBLE                         ADDITONAL                   TOTAL
                                          -----------                         ---------                   -----
                                           PREFERRED            COMMON         PAID-IN   (ACCUMULATED   STOCKHOLDERS'
                                           ---------            ------         -------   ------------   -------------
                                             STOCK               STOCK         CAPITAL     DEFICIT)         EQUITY
                                             -----               -----         -------     --------         ------
                                                                        PAR
                                                                       -----
                                          SHARES     AMOUNT    SHARES   VALUE
                                        ---------    ------  ---------  -----
                                         (IN THOUSANDS, EXCEPT PER SHA DATA)

Balance at December 30, 1995..........         --   $   --  8,757,781    $88   $35,301      $   (874)       $ 34,515
                                        ---------   ------  ---------    ---   -------      --------        --------
Exercise of stock options.............                        295,475      3       459                           462
Net loss..............................                                                        (8,651)         (8,651)
                                        ---------   ------  ---------    ---   -------      --------        --------
Balance at December 28, 1996..........         --   $   --  9,053,256    $91   $35,760      $ (9,525)       $ 26,326
                                        ---------   ------  ---------    ---   -------      --------        --------
Exercise of stock options and
 purchase plan........................                        119,292      1       234                           235
Net loss..............................                                                       (20,779)        (20,779)
                                        ---------   ------  ---------    ---   -------      --------        --------
Balance at December 27, 1997..........         --   $   --  9,172,548    $92   $35,994      $(30,304)       $  5,782
                                        ---------   ------  ---------    ---   -------      --------        --------
Exercise of stock options and
 purchase plan........................                        221,837      2       304                           306
Conversion of Subordinated
 Promissory Notes to Series "A"
 Convertible Preferred................  3,350,894    9,215                        (362)                        8,853

Net loss..............................                                                       (13,914)        (13,914)
                                        ---------   ------  ---------    ---   -------      --------        --------
Balance at January 2, 1999............  3,350,894   $9,215  9,394,385    $94   $35,936      $(44,218)       $  1,027
                                        =========   ======  =========    ===   =======      ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FISCAL YEAR ENDED
                                                                        -----------------------------------
                                                                            JANUARY 2,        DECEMBER 27,     DECEMBER 28,
                                                                        ------------------  ---------------  ---------------
                                                                               1999               1997             1996
                                                                        ------------------  ---------------  ---------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net loss............................................................           $(13,914)        $(20,779)        $ (8,651)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
     Depreciation and amortization....................................              1,553            1,337              875
     Interest converted to Series A Preferred Stock...................                248               --               --
     Amortization of capitalized software costs.......................                 --              648              758
     Provision for doubtful accounts..................................                146               --              167
     Deferred taxes...................................................                 --            1,839              770
     Change in operating assets and liabilities:
        Accounts receivable...........................................              7,818            1,078           15,895
        Receivable due from manufacturing contractors.................              1,678              646            6,776
        Inventories...................................................              1,812            6,558           17,071
        Prepaids and other assets.....................................               (328)             373            1,601
        Accounts payable..............................................             (2,064)             300          (24,517)
        Related-Party note payable....................................              1,218               --               --
        Accrued expenses and other current liabilities................               (795)          (1,010)             487
        Income taxes payable..........................................                 --               --               --
                                                                                 --------         --------         --------
           Net cash provided by (used for) operating
            activities................................................             (2,628)          (9,010)          11,232
Cash flows used for investing activities:
  Purchase of property and equipment..................................               (228)          (2,572)          (2,380)
  Capitalized software costs..........................................                 --               --             (466)
                                                                                 --------         --------         --------
           Net cash used for investing activities.....................               (228)          (2,572)          (2,846)
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net of issuance costs.......                 --               --               --
  Proceeds for exercise of common stock options.......................                 35              235              462
  Advances on convertible subordinated promissory note................              9,000               --               --
  Payments of issuance costs on Series A Preferred Stock..............               (124)              --               --
  Advances (payments) on revolving line of credit, net................             (7,199)              --             (233)
  Principal payments on note payable..................................               (924)              --              (19)
  Principal payments on capital lease obligations.....................                 --              (67)            (100)
  Proceeds on related party notes receivable, net.....................                 --               --              164
                                                                                 --------         --------         --------
           Net cash provided by financing activities..................                788              168              274
Net change in cash and cash equivalents...............................             (2,068)         (11,414)           8,660
Cash and cash equivalents, beginning of period........................              2,481           13,895            5,235
                                                                                 --------         --------         --------
Cash and cash equivalents, end of period..............................           $    413         $  2,481         $ 13,895
                                                                                 ========         ========         ========
Supplemental disclosures of cash flow information:
  Interest paid.......................................................           $    156         $    387         $     86
  Income taxes paid...................................................           $     --         $     --         $     --
Supplemental disclosures of non-cash financing transactions:
  Conversion of convertible subordinated promissory note and accrued
            interest to Series A Preferred Stock, net.................           $  9,284         $     --         $     --
  Conversion of accounts payable with manufacturing contractor,
            to note payable...........................................           $  1,400         $     --         $     --

The accompanying notes are an integral part of the consolidated financial statements.

NUMBER NINE VISUAL TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The Notes to Condensed Consolidated Financial Statements and other parts of this Form 10-K contain forward-looking statements involving risks and uncertainties as defined in the Private Securities Litigation Reform Act of 1995. Number Nine's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in publicly available filings with the Securities and Exchange Commission, such as this report.


A. NATURE OF OPERATIONS:

   Number Nine Visual Technology Corporation ("Number Nine") is an innovative supplier of high-performance visual technology solutions, including video/graphics accelerator subsystems, chips and productivity-enhancing software for desktop personal computers. Number Nine operates in a single industry segment.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Number Nine, our foreign sales corporation, and our wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.


Basis of Presentation

   The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   We have continued to incur substantial losses from operations, have lost a significant customer, and have been operating under a forebearance agreement with our lender. We have unresolved class action litigation concerning alleged violations of securities laws, and need additional financing to continue operations, all of which raises substantial doubt about our ability to continue as a going concern. Number Nine's continued existence will be dependent upon its ability to achieve its fiscal operating plan for 1999, including the return to profitability, and obtaining additional sources of financing. We have hired financial management with experience in working with financially troubled companies. We have also retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities. We have also actively pursued and have now obtained a new revolving credit facility that will aid our financial viability for 1999's operating plan. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, no assurance can be provided that Number Nine will be successful in raising additional capital, continuing this strategic alliance, or entering into a new business alliance.

   On May 7, 1998 Number Nine secured a portion of our required funding by entering into a Securities Purchase Agreement (the "Agreement") with Silicon Graphics pursuant to which we established a strategic and financial partnership with Silicon Graphics. Under the Agreement, Number Nine issued, during the second quarter ended June 27, 1998, a series of secured subordinated convertible promissory notes (the "Notes") in the aggregate principal amount of $9.0 million and a Series A Convertible Preferred Stock Purchase Warrant (the "Warrant").

The Notes were subordinated to our existing secured line of credit, were secured by essentially all of our assets, bear interest at a rate per annum equal to the prime rate plus 2% and were convertible, at Silicon Graphics's option, into shares of our Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a conversion price equal to $2.75 per share.

   As of August 10, 1998, Silicon Graphics converted the Notes, including all accrued interest, into an aggregate of 3,350,894 shares of Preferred Stock, which represents approximately 26.4% of the issued and outstanding equity of Number Nine, inclusive of Common Stock and the Series A Preferred Shares. In connection with the conversion, the Warrant was canceled and Number Nine issued to Silicon Graphics a replacement Series A Convertible Preferred Stock Purchase Warrant (the "Replacement Warrant"). The Replacement Warrant entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Preferred Stock equal to 3% of our then issued and outstanding Common Stock. If exercised on January 2, 1999, the Replacement Warrant would have entitled the holder to purchase up to 290,389 shares of Preferred Stock. The value of this warrant is approximately $347,000. At Silicon Graphics's option, each share of Series A Convertible Preferred Stock is immediately convertible into one share of our Common Stock. Number Nine has agreed with Silicon Graphics to use best efforts to elect a Silicon Graphics representative to our board of directors at the 1999 annual meeting of the stockholders.

   On March 31, 1999, we sold 300 shares of Series B Preferred Stock for $3 million. This preferred stock pays a 4% dividend in cash or common stock, at our option. The preferred stock is convertible into common stock at $4.27 per share, if the closing bid price for the common stock is $4.27 or higher. If the closing bid price for a period of 90 days is less than $4.27 per share, the preferred stock is convertible into common stock at 88 percent of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. This conversion is limited to 25 percent per month of the original outstanding preferred stock prior to October 31, 1999. We have the option to redeem the preferred stock at any time. The redemption amount is calculated as 110 percent of the preferred stock investment prior to October 31, 1999 if the closing bid price is less than $1.60 per share, and 118 percent afterwards. The preferred stock is automatically convertible into common stock three years after the date of issuance. In addition the investor received a three year warrant to purchase our common stock at $3.56 per share, 125 percent of the ten day average closing bid price prior to the closing date of this transaction. Number Nine is reviewing the proper accounting treatment of this transaction.

   We believe that our existing cash balances plus funds generated from product sales, together with our new working capital line of credit and the preferred stock financings described above, will be sufficient to fund operations at anticipated levels through the first quarter of 1999. The additional new financing, new revolving credit facility, retained investment-banking counsel, as well as retained financial management with experience in financially troubled companies should be beneficial to our efforts to fund operations into the second quarter of 1999. However future growth in sales, significant losses and limitations of credit terms by suppliers, and/or continued increases in working capital required by our business, future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. No assurances can be given that any additional financing will be available to us on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

 Foreign Currency Translation

  The financial statements of our German subsidiary, where the US dollar is the functional currency, are translated using exchange rates in effect at the end of the period for monetary assets and liabilities while non-monetary items are translated at historical exchange rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation and cost of sales which are translated at historical rates and are recognized in the consolidated statement of operations. Transaction gains and losses are recognized in the consolidated statements of operations in the period of occurrence. For 1998, 1997 and 1996 transaction gains and losses were immaterial.

 Revenue Recognition

  Number Nine recognizes revenue from product sales upon shipment. We offer our customers a limited warranty for a period of typically one to three years for each original equipment manufacturer ("OEM") and five years for distributors. Costs associated with the warranty program are accrued when revenue is recognized and are determined on the basis of estimated future costs to fulfill the warranty commitment.

  Stock rotation returns are allowed to distributors once every three months and are generally limited to 10% of products purchased during the preceding six month period provided an equivalent dollar amount of the other products is purchased at the time of the return. Also, under the terms of the distributor agreements, in the event Number Nine reduces selling prices, the distributors receive price protection credits for the difference between the original purchase price of product remaining in their inventories and the reduced price for such products, provided they were purchased during the preceding ninety days. Number Nine records sales and cost of sales, net of estimated stock rotation returns and price adjustments. These estimates are calculated using (i) inventory reporting from distributors, (ii) historical rates of return and (iii) the effect of new product introductions, transitions and price adjustments. Number Nine also monitors in-channel inventory and will not recognize revenue if a distributor's inventory exceeds near term anticipated usage, generally less than six weeks. Actual stock rotation returns and price adjustments could exceed these estimates and impact future results of operations and cash flows.


 Cash and Cash Equivalents

  Number Nine considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and those with maturities between 90 and 365 days to be short-term investments. Cash equivalents are carried at amortized cost plus accrued interest, which approximates fair value, and consist primarily of money market accounts.

  Under our Loan Agreement with our current tender, all collections of receivables are deposited into a restricted cash account prior to applying the cash against our loan as a paydown. We are restricted from withdrawing funds from this account. Only our lender has full withdrawal rights to this account. There is no minimum required balance.

 Inventories

  Inventories are stated at the lower of cost or market, with cost determined using standard costs, which approximates the first-in, first-out method. Provision for estimated excess and obsolete inventories are accrued on a quarterly basis. In providing for excess and obsolete inventories, Number Nine considers the effects of planned new product introductions, anticipated stock rotations and sales activity.


 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

  Machinery and equipment.....  3-5 years
                                                                        page F-9

Furniture and fixtures....  3-5 years
Leasehold improvement....   Shorter of lease term or estimated useful life

  Major additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

 Income Taxes

  Number Nine provides taxes for income based on the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are determined based on the difference between the income tax basis of assets and liabilities and the corresponding financial reporting amounts using enacted tax rates in effect in the years in which the differences are expected to reverse. Number Nine provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

 Concentrations

  Credit Risk

  Number Nine invests our excess cash primarily in deposits with commercial banks and a financial institution. Number Nine has not experienced any losses to date on our invested cash.

  Customers

  We sell our products to a wide variety of customers including OEMs, distributors and value-added resellers. Sales to OEMs account for a significant portion of our sales. During the years ended January 2, 1999, December 27, 1997, and December 28, 1996, one OEM customer accounted for 37%, 10.4% and 52.9%, respectively, of net sales. Number Nine performs ongoing credit evaluations of our customers, but does not require collateral or other security to support customer receivables. Number Nine maintains reserves for potential credit losses. For the years ended Janaury 2, 1999, December 27, 1997, and December 28, 1996, Number Nine wrote-off receivable balances of approximately $217,000, $67,000 and $439,000, respectively. The carrying amount of trade receivables approximates fair value and any credit losses have been within management's expectations.

  Suppliers

  Number Nine is dependent on sole or limited source suppliers for certain key components and has experienced limited availability, delays in shipment and unanticipated cost increases related to the supply of memory components.

New Accounting Pronouncements

     Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" was adopted by the Company in our financial statements for the quarter ended March 28, 1998. We have had no additional comprehensive income other than what was reported on the income statement for the year ended January 2, 1999.

     Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" has been adopted by the Company. FAS 131 requires disclosures about segments and are included in the financial statements by the Company for the year ended January 2, 1999.

   All earnings per share amounts conform with the SFAS 128 requirements. The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data).

                                                                  FOR THE YEARS ENDED
                                                      JANUARY 2,      DECEMBER 27,    DECEMBER 28,
--------------------                                 ------------    --------------  --------------
                                                         1999             1997            1996
                                                     ------------    --------------  --------------
Basic EPS Computation
Numerator:
 Net loss..........................................       ($13,914)       ($20,779)        ($8,651)

Denominator:
 Weighted average common shares outstanding........          9,319           9,120           8,970

Basic EPS..........................................      $   (1.49)      $   (2.28)       $  (0.96)

DILUTED EPS COMPUTATION:
Numerator
 Net loss..........................................       ($13,914)       ($20,779)        ($8,651)

Denominator:
 Weighted average common shares outstanding........          9,319           9,120           8,970
 Stock options.....................................             --              --              --
                                                         ---------       ---------        --------
 Total Shares......................................          9,319           9,120           8,970

Diluted EPS........................................      $   (1.49)      $   (2.28)       $  (0.96)

   Potentially dilutive securities, at January 2, 1999, include stock options outstanding to purchase 1,804,604 shares, warrants to purchase approximately 290,389 of convertible preferred stock, and 3,350,894 shares of convertible preferred stock. However, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

                             Outstanding Options             Warrants            Series A Convertible Preferred
                          -------------------------        -----------         ----------------------------------
January 2, 1999                           1,804,604            290,548                                  3,350,894
December 27, 1997                         2,000,124                 --                                         --
December 28, 1996                         1,959,269                 --                                         --


C. INVENTORIES:

   Inventories consist of the following (in thousands):

                            JANUARY 2,   DECEMBER 27,
                           ------------  ------------
                               1999          1997
                           ------------  ------------
  Raw materials..........        $  448        $  527
  Work in process........             3           715
  Finished goods.........           601         1,622
                                 ------        ------
                                 $1,052        $2,864
                                 ======        ======

  The market for our products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.


D.   PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                          JANUARY 2,   DECEMBER 27,
                                                         ------------  ------------
                                                             1999          1997
                                                         ------------  ------------
  Machinery and equipment..............................        $7,215        $6,969
  Furniture and fixtures...............................           961           979
  Leasehold improvements...............................           328           328
                                                               ------        ------
                                                                8,504         8,276
  Less accumulated depreciation and amortization.......         5,923         4,370
                                                               ------        ------
                                                               $2,581        $3,906
                                                               ======        ======

E.   Debt:

 Revolving Line of Credit

  Number Nine was party to an amended loan and security agreement with a commercial bank providing for a revolving credit facility of an adjusted $3 million through March 31, 1999. Pursuant to this agreement, Number Nine was able to borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (7.75% as of January 2, 1999) plus 1% or at the LIBOR Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expired on December 2, 1998, however we were operating under a forebearance agreement with the commercial bank. The forebearance agreement expired on March 31, 1999 and was subsequently replaced by another major commercial bank at more favorable financial terms for the Company. The loan balance was collateralized by substantially all of our assets.

  The agreement contained financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gave the lender the right to call the loan in the event of a material adverse change in our business and prohibited Number Nine from paying dividends without the consent of the lender. Number Nine received a waiver from the lender for noncompliance with certain covenants in the agreement for 1997 and 1998. Number Nine was currently not in page F-12

compliance with certain covenants of the lender. We operated under a forebearance agreement with the commercial bank until March 31, 1999 and the loan was subsequently replaced.

   On March 31, 1999, we entered into a new loan and security agreement with a new major commercial bank for a secured working capital line of credit. This line of credit replaces the current borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. On March 18, 1999, prime rate was 7.75%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The bank also received a warrant to purchase up to two percent of the outstanding shares of common stock, as of the date of closing, at a the fair market value for a ten year period. The line of credit agreement is collaterized by substantially all the assets of our company. This agreement requires the bank approval for the payment of any dividends other than dividends on Series B Preferred stock. It also requires that we achieve certain financial covenants, including quarterly profitability targets in the second quarter of 1999. This agreement expires on December 31, 2001.

   The average outstanding borrowings of the revolving line of credit were approximately $3.4 million, $5.4 million and $9.2 million, in 1998, 1997 and 1996, respectively, and the weighted average interest rate was approximately 9.35%, 9.45% and 9.20%, respectively. The carrying amount of the revolving line of credit is a reasonable estimate of the fair value because of our short term maturity.


F. STOCKHOLDERS' EQUITY:

 Series A Convertible Preferred Stock

   On April 5, 1995, the stockholders approved an increase in the number of authorized shares of $.01 par value undesignated Preferred Stock to 5,000,000 shares. Number Nine, upon terms designated by the Board of Directors, may issue shares of Preferred Stock without stockholder approval. In August of 1998, we issued 3,350,894 shares of Series A Preferred Stock, $.01 par value, to Silicon Graphics as described in Note B. The Series A Preferred Stock was originally issued as a convertible promissory note on May 7, 1998, as described in Note G. The Series A Preferred Stock pays no dividend; is convertible into Common Stock on a one-for-one basis at any time; has liquidation preference over Common Stock; does not have voting rights; the holder has rights to a seat on the Board of Directors of the Company while their holdings exceed 5% of the Common Stock on an as converted basis; and entitles the holder to purchase for a period of three years at an exercise price of $2.75 per share that number of shares of Series A Preferred Stock equal to 3% of the Company's then issued and outstanding Common Stock. If exercised on January 2, 1999, the Replacement Warrant would have entitled the holder to purchase up to 290,548 shares of Preferred Stock. The value of this warrant is estimated to be $347,000.


 Employee Stock Purchase Plan

   On April 3, 1995, the Board of Directors and on April 5, 1995, the stockholders, approved our Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, a maximum of 600,000 shares of common stock may be purchased by eligible employees. All full-time employees of Number Nine who have been employed for at least three months by Number Nine are eligible to participate in the Purchase Plan, except for persons who are deemed under
Section 423(b)(3) of the Internal Revenue Code to own 5% or more of the voting stock of Number Nine.

   Under the 1995 Employee Stock Purchase Plan, Number Nine is authorized to issue up to 600,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld, not to exceed a maximum of $25,000 per year, to purchase our common stock. The purchase price of the stock is 85 percent of the lower of our beginning of the period or end of the period market price. Approximately 21 percent of eligible employees have participated in the Plan in the last year. Under the Plan, Number Nine sold 35,510 and 38,525 shares in 1998 and 1997, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1998 and 1997: dividend yield of 0.0%; an expected life of six months for all years; expected volatility of 60 percent; and risk-free interest rates of 5.17% respectively. The weighted-average fair value of those purchase rights granted in 1998 and 1997 was $1.16 and $1.53 respectively.


 Stock Option Plans

   The 1989 Stock Option Plan

   The provisions of our 1989 Stock Option Plan (the "1989 Stock Plan") provide that options to purchase up to 800,000 shares of Common Stock, may be granted to any eligible employees either in the form of Incentive Stock Options
(ISOs) as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options, or both. The option price per share with respect to each option shall not be less than the fair value of the Common Stock at the time the option is granted.

  The 1994 Stock Option Plan

  On July 8, 1994 our Board of Directors and stockholders approved the Employee, Director and Consultant Stock Option Plan (the "1994 Stock Plan"). The 1994 Stock Plan provides that options to purchase up to 1,400,000 shares of Common Stock may be granted to any eligible employees either in the form of ISOs or non-qualified stock options or both. The option price per share with respect to each option shall not be less than the par value of the Common Stock at the time the option is granted.

  The 1996 Stock Option Plan

  On May 14, 1996 our Board of Directors approved the Employee, Director and Consultant Stock Option Plan (the "1996 Stock Plan"). The 1996 Stock Plan provides that options to purchase up to 900,000 shares of Common Stock may be granted to any eligible employees either in the form of ISOs or non-qualified stock options or both. The option price per share with respect to each option shall not be less than the par value of the Common Stock at the time the option is granted.

  Number Nine has three fixed option plans. Under the 1989 Employee Stock Option Plan, Number Nine may grant options to our employees for up to 800,000 shares of common stock. Under the 1994 Employee Stock Option Plan, Number Nine may grant options to our employees for up to 1.4 million shares of common stock. Under the 1996 Employee Stock Option Plan, Number Nine may grant options to our employees for up to 900,000 shares of common stock. Under the plans, the exercise price of each option equals the market price of our stock on the date of grant and an option's maximum term is 10 years. Options are granted throughout the year and typically begin vesting at the end of the first year under the Plans.

  The following table summarizes information about fixed stock options outstanding at January 2, 1999:

                                   WEIGHTED-
                                    AVERAGE       WEIGHTED-                  WEIGHTED-
                      NUMBER       REMAINING       AVERAGE       NUMBER       AVERAGE
     RANGE OF       OUTSTANDING   CONTRACTUAL      EXERCISE    EXERCISABLE    EXERCISE
 EXERCISE PRICES     AT 1/2/99        LIFE          PRICE       AT 1/2/99      PRICE
----------------------------------------------------------------------------------------
  $0.27 - $0.81         285,260            4.31         $0.66      285,260         $0.66
  $1.25 - $2.35         340,364            6.99         $1.45      180,422         $1.38
  $2.44                 588,300            9.42         $2.44      266,630         $2.44
  $2.63                 163,800            8.95         $2.63       40,950         $2.63
  $3.07                 416,880            6.81         $3.07      208,407         $3.07
  $5.75                  10,000            7.00         $5,75        7,500         $5.75

  Stock options are exercisable over periods determined by a committee of the Board of Directors at the time the stock option is granted. Most of these options vest 25% on the first anniversary of the date of the grant and an additional 25% on each anniversary thereafter. The options terminate ten years after the grant date, subject to earlier termination in accordance with the 1996, 1994 or 1989 Stock Plans, as appropriate and the applicable option agreement. There were 498,039 options available and 989,169 options exercisable at January 2, 1999. Additionally during 1998, the Company repriced 243,864 of the Company's outstanding stock options incorporated in the 1994 and 1996 Stock Plans. The value prior to the repricing ranged from $2.25-$3.07 per share and was repriced to $1.38, the fair market value at the time of the grant.

  Information with respect to the Plans is as follows:

                                                                              WEIGHTED
                                                                              ---------
                                                                               AVERAGE
                                                                              ---------
                                                                              EXERCISE     NUMBER
                                                                              ---------  -----------
                                                Shares        OPTION PRICE      PRICE    EXERCISABLE
                                             -------------  ----------------  ---------  -----------
  Outstanding at December 30, 1995.........     1,435,400     $  .27 - 15.00      $4.52      545,490
                                                ---------     --------------      -----      -------
     Granted...............................       941,500      5.313 - 9.375
     Exercised.............................      (295,475)        .27 - 5.63
     Canceled..............................      (122,156)       .81 - 15.00
                                                ---------     --------------
  Outstanding at December 28, 1996.........     1,959,269     $  .27 - 9.375      $4.50      626,854
                                                ---------     --------------
     Granted...............................       618,300        2.63 - 3.07
     Exercised.............................       (58,995)         .27 - .81
     Canceled..............................      (518,450)       .81 - 9.375
                                                ---------     --------------
  Outstanding at December 27, 1997.........     2,000,124     $   .27 - 5.75      $2.50      853,702
                                                ---------     --------------      -----      -------
     Granted...............................       795,000       1.125 - 3.07
     Exercised.............................      (186,327)        .27 - 3.07
     Canceled..............................      (804,193)        .81 - 5.75
                                                ---------     --------------
  Outstanding at January 2, 1999...........     1,804,604     $   .27 - 5.75      $2.15      989,169
                                                =========     ==============      =====      =======

  Stock Compensation Plans

  At January 2, 1999, Number Nine had several stock-based compensation plans which are described above. Number Nine applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to
Employees", and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans and our stock purchase plan. Had compensation cost for our four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), Number Nine's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 JANUARY 2,     DECEMBER 27,    DECEMBER 28,
                                               --------------  --------------  --------------
                                                    1999            1997            1996
                                               --------------  --------------  --------------
Net loss
     As reported.............................    $(13,914)       $(20,779)       $ (8,651)
     Pro forma...............................     (15,461)       $(21,689)       $(10,040)
  Basic and diluted earnings per share
     As reported.............................    $  (1.49)       $  (2.28)       $  (0.96)
     Pro forma...............................       (1.66)       $  (2.38)       $  (1.12)

  The pro forma effect of the compensation cost determined using the fair value-based method are not indicative of future amounts when the new method will apply to all vested and non-vested awards.

  The fair value of each option grant, purchase plan and Series A Preferred warrant is estimated on the date of grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, Number Nine has assumed weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.0%; expected volatility of 60 percent; weighted average risk-free interest rates of 5.75%, 6.04% and 5.73%; and expected lives of four years. The average fair value of the options granted during 1998 and 1997 is estimated as $3.81 and $3.86, respectively on the date of the grant.

  Number Nine did grant 30,000 shares of Common Stock under the 1996 Plan at par value to a consultant of the Company. The option was exercised and the corresponding compensation expense was recorded under the appropriate guidelines established by APB Opinion 25. The compensation expense incurred by Number Nine approximated $34,000.

G. SUBSEQUENT EVENT: REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On March 31, 1999, we sold 300 shares of Series B Preferred Stock for $3 million to an investor, at $10,000 per share. This preferred stock pays a 4% dividend in cash or common stock, at our option. This preferred stock has liquidation preference over the Common Stock of the Company, but does not have preference over the Series A Preferred Stock. The holder of the Series B Preferred Stock does not have voting rights, and does not have rights to a seat on the Company's Board of Directors. The preferred stock is convertible into common stock at $4.27 per share, if the closing bid price for the common stock is $4.27 or higher. If the closing bid price for a period of 90 days is less than $4.27 per share, the preferred stock is convertible into common stock at 88 percent of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. This conversion is limited to 25 percent per month of the original outstanding preferred stock prior to October 31, 1999. We have the option to redeem the preferred stock at any time. The redemption amount is calculated as 110 percent of the preferred stock investment prior to October 31, 1999 and 118 percent afterwards. The preferred stock is automatically convertible into common stock three years after the date of issuance. In addition the investor received a three year warrant to purchase our common stock at $3.56 per share, 125 percent of the ten day average closing bid price prior to the closing date of this transaction. The fair value of the discount feature as well as the Warrant will be reflected as additional paid in capital. The Series B Convertible Preferred Stock will then be accreted to the redeemable amounts over the period, which is expected to be outstanding.

H. INCOME TAXES:

   The components of loss before income taxes are as follows (in thousands):

                                       FISCAL YEAR ENDED
                         ----------------------------------------------
                          JANUARY 2,      DECEMBER 27,    DECEMBER 28,
                         --------------  --------------  --------------
                              1999            1997            1996
                         --------------  --------------  --------------
  Domestic.............       $(13,940)       $(18,904)        $(8,977)
  Foreign..............             26              36              30
                              --------        --------         -------
                              $(13,914)       $(18,940)        $(8,947)
                              ========        ========         =======

   The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                              FISCAL YEAR ENDED
                                              --------------------------------------------------
                                                 JANUARY 2,     DECEMBER 27,      DECEMBER 28,
                                              ---------------  ---------------  ----------------
                                                   1999             1997              1996
                                              ---------------  ---------------  ----------------
  Current
     Federal................................  $            --  $            --  $            --
     State..................................               --               --               --
     Foreign................................               --               --               --
                                              ---------------  ---------------  ----------------
                                                           --               --               --
                                              ---------------  ---------------  ----------------
  Deferred
     Federal................................  $            --  $         1,839  $          (296)
     State..................................               --               --               --
                                              ---------------  ---------------  ----------------

  Total income tax provision (benefit)......  $            --  $         1,839  $          (296)
                                              ---------------  ---------------  ----------------

  The following is a reconciliation between the U.S. federal statutory tax rate and the effective tax rate:

                                                                        YEAR ENDED
                                                   ----------------------------------------------------
                                                      JANUARY 2,       DECEMBER 27,      DECEMBER 28,
                                                   ----------------  ----------------  ----------------
                                                         1999              1997              1996
                                                   ----------------  ----------------  ----------------
  U.S. federal statutory tax rate benefit........           (34.0)%           (34.0)%           (34.0)%
  Increase in valuation allowance................            34.0              43.7              30.2
  Other, net.....................................              --                --               0.4
                                                            ------            ------            ------
  Effective tax rate.............................              -- %             9.7%             (3.4)%
                                                            ======            ======            ======

  The principal components of our deferred tax assets are as follows (in thousands):

                                                                         YEAR ENDED
                                                       ---------------------------------------------
                                                         JANUARY 2,     DECEMBER 27,    DECEMBER 28,
                                                       --------------  --------------  --------------
                                                            1999            1997            1996
                                                       --------------  --------------  --------------
  Deferred tax assets:
     Inventory.......................................     $    308        $    627        $    421
     Reserve for bad debts...........................           47              77             138
     Depreciation....................................           (3)             13              13
     Net operating loss carry forward................       17,921          11,786           5,924
     Accrued compensation and benefits...............          109             116             157
     Sales and warranty reserves.....................           43             392             260
     Tax benefit from exercised stock options........        1,659           1,659           1,659
     Valuation allowance.............................      (20,084)        (14,670)         (6,488)
                                                          --------        --------        --------
        Total deferred tax assets and liabilities....     $     --        $     --        $  2,084
                                                          ========        ========        ========

  Number Nine has recorded a valuation allowance of approximately $20.1 million against the deferred tax assets. The realization of these deferred tax assets is dependent upon future earnings in specific tax jurisdictions. Due to the uncertainty as to when the deferred tax assets may be realized, Number Nine has recorded a full valuation allowance. Number Nine periodically reviews the need for the valuation allowance and if the valuation allowance is reduced, the tax benefit will be recorded as a reduction of our income tax expense except for approximately $1.6 million which is attributable to stock options and will be credited to additional paid in capital when realized.

  At January 2, 1999, Number Nine had net operating loss carryforwards of approximately $45.8 million and $49.4 million available to offset future federal and state taxable income, respectively. The federal carryforwards begin to expire in 2010 and the state carryforwards begin to expire in 2000.


I. RELATED-PARTY TRANSACTIONS:

  During the third quarter of 1998, Silicon Graphics converted its subordinated convertible debt into Series A Preferred Stock as described above under Item 1. The Series A Preferred Stock is immediately convertible, at Silicon Grapnics' option, into common stock, on a one-for-one basis. As a result, Silicon Grapics became our largest shareholder with an ownership of 26.4% our stock at the time of conversion.

  During the fourth quarter of 1998, we entered into a Product Distribution and Procurement Agreement with Silicon Graphics. Under this agreement, and upon our request, Silicon Graphics may place orders for manufacture of Number Nine Prducts, implementing our technical designs. Silicon Graphics then would resell this product to Number Nine. At January 2, 1999, we had purchased $1.2 million of finished good products from Silicon Graphics under this agreement during the fourth quarter of 1998, and recognized the corresponding accounts payable liability in our balance sheet for the period ended January 2, 1999.

  Also under this agreement, Silicon Graphics appointed us an authorized sales representative with respectot selling and marketing the Digital Flat Panel Solution Pack, through June 30, 1999. Acting as an agent of Silicon Graphics, we are authorized to do the following:

 . Sell and market the Digital Flat Panel Solution Pack to national and international distributions, and to strategic OEM customers, . Provide technical and customer support for the Revolution(R) IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and . Provide administrative duties such as order entry, invoicing and collection services for the sales of Digital Flat Panel Solution Pack

  In exchange for providing these servies, Silicon Graphics pays us a royalty, sales commission and support fee. During 1998, the amounts earned by Number Nine were immaterial. This product distribution arrangement may be extended beyond June 30, 1999.

J. COMMITMENTS AND CONTINGENCIES:

 Leases

  Number Nine has entered into certain operating lease agreements for computer equipment and our office and sales facilities. Number Nine also leases certain computer equipment and furniture and fixtures under capital leases. Under the terms of certain operating lease agreements, Number Nine is required to pay for utilities, real estate taxes, insurance and maintenance expenses.

  Number Nine's lease agreement for our office facilities that serve as our North American headquarters expires in May 2000. Our monthly rent is subject to future increases at specified dates for which Number Nine is providing for rent expense on a straight line basis. The facilities lease contains provisions for increases in real estate taxes and operating costs over the base period amounts as stated in the lease agreements. Number Nine also has a facility in Germany with a lease agreement that expires in 2003 with an option to extend the lease for a five-year period.

  At January 2, 1999, approximate future minimum lease payments under operating leases are as follows (in thousands):

                                                OPERATING
                                                ---------
YEAR                                             LEASES
----                                            ---------
  1999........................................     $  673
  2000........................................        350
  2001........................................         99
  2002........................................         90
  2002........................................         90
                                                   ------
  Total future minimum lease payments.........     $1,302
                                                   ======

  Rental expense amounted to approximately $603,000, $825,000 and $893,000 in 1998, 1997 and 1996 respectively.

 Royalties

  In 1995, Number Nine entered into a one year royalty agreement with a designer of circuit boards used in the production of one of our products. Under the terms of the agreement, Number Nine was obligated to make monthly royalty payments for each board sold. The agreement did not contain any minimum royalty provision. Number Nine currently is in negotiation with the designer discussing similar royalty arrangements for the second generation of this product.

  Number Nine has entered into royalty agreements with various software providers "bundled" with certain product offerings in our 9FX family of products. Under the terms of the agreement, Number Nine was obligated to make "pre-paid" royalty payments for each copy of the software sold with these products. We believe we have met our minimum royalty obligations defined in these agreements.

 Contingencies

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for us, there could be a material adverse effect on our future financial condition and results of operations and, accordingly, income (loss). We do not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.


K. EXPORT SALES:

   Export sales to unaffiliated customers were approximately $5.7 million, $17.6 million and $30.2 million for the years ended January 2, 1999, December 27, 1997 and December 28, 1996, respectively. Sales generated by our wholly-owned German subsidiary are shipped and billed directly to the customer by Number Nine.


L. DEFINED CONTRIBUTION AND PROFIT SHARING PLAN:

   Number Nine has a Profit Sharing and Savings Program ("the Program") which consists of two parts: (i) a profit sharing pool and (ii) a tax-qualified, defined contribution 401(k) plan (the "401(k) Plan").

   All employees of Number Nine with three months of service are eligible to participate in the profit sharing pool, except commissioned salespersons and management employees having an incentive component to their compensation. During 1998, 1997 and 1996, we did not make any contributions to the profit sharing pool.

   The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees of Number Nine, including commissioned salespersons and management employees having an incentive component to their compensation, with three months of service are eligible to participate in the 401(k) Plan. Number Nine does not make matching contributions to the 401(k) Plan.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Massachusetts on March 27, 1998.


                                  Number Nine Visual Technology Corporation



                                  By: /s/ Andrew Najda
                                     --------------------------
                                     Andrew Najda
                                     Chief Executive Officer
                                     and Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED BELOW AND ON THE DATES INDICATED.

Signatures
----------
Title
-----
                                             Date
                                             ----
By:
/s/ Andrew Najda
----------------
Andrew Najda

Chief Executive Officer (principal
executive officer) and Chairman
of the Board

March 31, 1999
==============



By:
/s/ Timothy J. Burns
--------------------

Timothy J. Burns

Acting Chief Financial Officer
(principal financial and
accounting officer)

March 31, 1999
==============



By:
===
                                                                      page F-20

/s/ Stanley W. Bialek
---------------------
Stanley W. Bialek

March 31, 1999

Director
========


By:
---
/s/ Fouad H. Nader
---------------------
Fouad H. Nader, Ph.D.

March 31, 1999

Director
========


By:
---
/s/ William H. Thalheimer
-------------------------
William H. Thalheimer

March 31, 1999

Director
========

EXHIBIT LIST


 Exhibit                                                                    Page
 -------                                                                    ----
 Number                            Description                              No.
 ------     ------------------------------------------------------------    ---
   3.3      Certificate of Designation

  10.30     Investor Rights Agreement

  23.1      Consent of Independent Accountants