Form 10-K/A
period 1999-01-02
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1999-04-30
CIK 936448

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

                  For the transition period from           to

                        Commission file number: 0-25898

                   Number Nine Visual Technology Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              04-2821358
          (State or other jurisdiction of            (IRS Employer
          incorporation or organization)             Identification No.)

     18 Hartwell Avenue Lexington, Massachusetts      02421
     (Address of principal executive offices)       (Zip Code)


      Registrant's telephone number, including area code: (781) 674-0009

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $.01 Par Value Per Share

(Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) as of March 18, 1999, was $19,670,462, based on the last sale price as reported by The Nasdaq Stock Market.

  As of April 16, 1999, the registrant had 9,416,187 shares of common stock outstanding.

The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended January 2, 1999 to include Items 10, 11, 12 and 13 of Part III and other portions thereof as set forth below.

                                    PART III

Item 10.   Directors and Officers of the Registrant

Directors

  The Company's Restated Certificate of Incorporation and By-Laws provide for the Company's business to be managed by or under the direction of the Board of Directors. Under the Company's Restated Certificate of Incorporation and By-Laws, as amended, the number of directors is fixed from time to time by the Board of Directors. The Board of Directors currently consists of four members, classified into three classes as follows: Andrew Najda and Stanley W. Bialek constitute a class with a term ending in 2001 (the "Class C directors") and Dr. Fouad H. Nader constitutes a class with a term which expires at the upcoming Meeting (the "Class A directors"); and William H. Thalheimer constitutes a class with a term ending in 2000 (the "Class B directors"). At each annual meeting of Stockholders, directors are elected for a full term of three years to succeed those directors whose terms are expiring.

  Pursuant to a Stockholders Agreement entered into in December 1994, Messrs. Najda and Bialek have each agreed to vote their shares in favor of the other's election to the Board of Directors, and not vote their shares in favor of the election to the Board of Directors of any person to which the other reasonably objects.

  The names of the Company's current directors and certain information about them are set forth below:

           Name                Age                              Position(s)
-------------------------------------------------------------------------------------------------------
Andrew Najda..............      44  Chief Executive Officer and Chairman of the Board of Directors
Stanley W. Bialek.........      44  Director
Dr. Fouad H. Nader........      44  Director
William H. Thalheimer.....      45  Director

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

Committees of the Board of Directors and Meetings

  Meeting Attendance. During the fiscal year ended January 2, 1999 there were seven meetings of the Board of Directors, and the various committees of the Board of Directors met a total of nine times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 1998. In addition, from time to time, the members of the Board of Directors and its committees acted by unanimous written consent pursuant to Delaware law.

  Audit Committee. The Audit Committee, which met two times in fiscal 1998 has two members, Dr. Fouad H. Nader and William H. Thalheimer. The Audit Committee reviews the engagement of the Company's independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

  Compensation Committee. The Compensation Committee has two members, Dr. Fouad
H. Nader (Chairman) and Stanley W. Bialek. The Compensation Committee met one time during fiscal 1998. The Compensation Committee reviews, approves and makes recommendations on the Company's compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to the success of the Company. The Compensation Committee also administers the Company's stock and employee benefit plans, including the Company's 1989 Stock Option Plan (the "1989 Stock Plan"), 1994 Employee, Director and Consultant Stock Option Plan (the "1994 Stock Plan"), 1996 Employee, Director and Consultant Stock Option Plan (the "1996 Stock Plan") and 1999 Employee, Director and Consultant Stock Option Plan (the "1999 Stock Plan").

  Nominating Committee. The Company does not have a standing Nominating
Committee.

  Compensation Committee Interlocks and Insider Participation. The Compensation Committee has two members, Dr. Fouad H. Nader (Chairman) and Stanely W. Bialek. None of such members is or has been an employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


Compensation of Directors

  The Company reimburses ordinary and necessary out-of-pocket expenses incurred by non-employee directors in connection with their services, including attendance at meetings of the Board of Directors. In addition, directors of the Company are eligible to receive non-qualified stock options under the Company's 1994 Stock Plan, 1996 Stock Plan and 1999 Stock Plan. During fiscal 1998, as compensation for serving as the Company's Acting Chief Operating Officer from April 1996 to June 1996, William H. Thalheimer was granted a fully vested non-qualified stock option to purchase 25,000 shares of Common Stock under the 1994 Stock Plan. No other options to purchase shares were granted during fiscal 1998 to any of the Company's directors.

Executive Officers

  The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below.

          Name               Age                          Position
-------------------------------------------------------------------------------------------
William L. Ralph.........     33  General Manager and Assistant Treasurer
Timothy J. Burns.........     59  Chief Financial Officer  and Treasurer
Laurence P. McIntosh.....     42  Senior Vice President, Sales
Michael P. Green.........     33  Vice President, Product Development

  William L. Ralph has served as the Company's General Manager and Assistant Treasurer since June 1998, and served as the Company's Assistant Treasurer and Finance Manager since joining the Company in January 1995. From June 1988 to December 1994, Mr. Ralph was employed by Digital Equipment Corporation, most recently as a Financial Analyst. Mr. Ralph holds a M.S. in finance from Boston College, and a B.A. in Economics from Colby College.

  Timothy J. Burns has been the Company's Chief Financial Officer since May 1999. Prior to his current position, Mr. Burns was the Company's Acting Chief Financial Officer since the Company hired Argus Management Corporation ("Argus") as a consultant for financial matters working with the Company in February 1998. Prior to joining the Company, Mr. Burns worked at Ibis Technology Corporation from June 1994 to January 1998, most recently as Chief Financial Officer and Operations Manager. From January 1988 to June 1994, Mr. Burns was employed by Argus as a Principal focusing on corporate restructurings, turnarounds and financial management issues. Mr. Burns holds a M.B.A. in finance from the University of Chicago, a B.S. in Economics from Boston College, and holds a C.P.A from the State of Massachusetts.

  Laurence P. McIntosh has been the Company's Senior Vice President of Sales since June 1998, and has been employed by Number Nine since May 1989. Prior to his current position, Mr. McIntosh served as the Company's Vice President of OEM Sales since 1993. Mr. McIntosh holds a B.A. in Psychology and Economics from Fairfield University.

  Michael P. Green has been the Company's Vice President of Product Development since December 1997. Prior to his current position, Mr. Green was an OEM Sales Engineer since joining the Company in February 1992. Prior to Number Nine, Mr. Green was a Technical Sales Engineer for Texas Instruments from 1987 to 1992. Mr. Green has a B.S. in Electrical Engineering from Worcester Polytechnical Institute.


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

  To the Company's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended January 2, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that: (i) James T. O'Bray, the former Vice President of Manufacturing of the Company failed to file a Form 5 with respect to the exercise of a stock option.

Item 11.   Executive Compensation

Summary of Executive Compensation

  The following Summary Compensation Table sets forth summary information as to compensation received for services rendered to the Company in all capacities during fiscal 1996, 1997 and 1998 by: (i) the Company's Chief Executive Officer (the "CEO") and (ii) each of the four other most highly compensated persons who were serving as executive officers of the Company (other than the CEO) as of January 2, 1999 whose salary and bonus earned during fiscal 1998 exceeded $100,000 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long Term
                                                            Annual Compensation                        Compensation(1)
                                         ----------------------------------------------------------  --------------------
                                         Fiscal                                      Other Annual         Securities
    Name and Principal Position(s)        Year       Salary(2)          Bonus        Compensation         Underlying
--------------------------------------   ------  -----------------  -------------   -------------         Options(#)
                                                                                                     --------------------
Andrew Najda...........................    1998      $245,841             --               --                --
Chief Executive Officer and                1997      $200,000             --               --                --
Chairman of the Board                      1996      $200,000             --           $35,561(3)

Timothy J. Burns(4)....................    1998         --                --               --                --
Chief Financial Officer

William L. Ralph.......................    1998      $ 93,750         $17,000              --              86,464
General Manager and                        1997      $ 70,000         $20,000              --              28,000
Assistant Treasurer                        1996      $ 59,338            --                --              15,000

Laurence P. McIntosh...................    1998      $135,417         $38,981              --              73,000
Senior Vice President, Sales               1997      $ 93,750         $36,722              --                --
                                           1996      $ 75,000         $69,139              --              24,000

Michael P. Green.......................    1998      $125,938         $25,000              --              27,000
Vice President, Product Development        1997      $114,450            --                --              20,000
                                           1996      $ 80,000         $32,668              --               5,000

--------------
(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payments during its 1996, 1997 or 1998 fiscal years.

(2) Includes amounts deferred during 1996, 1997 and 1998 under the Company's 401(k) plan. The Company does not make any matching contributions under that plan.

(3) Represents amounts paid to Mr. Najda for reimbursement of certain personal expenses.

(4) In February 1998, the Company retained Argus Management Corporation ("Argus"), a financial consulting firm with experience in working with financially troubled companies. Mr. Burns, in the capacity of Acting Chief Financial Officer, was the main consultant from Argus to the Company on this assignment. The Company paid $294,000 for Mr. Burns's services, as well as for other financial consulting services, directly to Argus.

Option Grants in Last Fiscal Year

  The following table sets forth certain information regarding options granted during the fiscal year ended January 2, 1999 by the Company to its named executive officers:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
                      ------------------------------------------------------------------
                         Number of                                                      Potential Realizable Value
                         Securities           % of Total      Exercise                  at Assumed Annual Rates of
                         Underlying        Options Granted    or Base                  Stock Price Appreciation for
                          Options          to Employees in   Price Per    Expiration          Option Term (2)
        Name              Granted          Fiscal Year (1)     Share         Date              5%            10%
----------------------  ------------       ---------------   ----------  ------------       --------       --------
Andrew Najda                 -                    -             -             -                -              -

Timothy J. Burns             -                    -             -             -                -              -

William L. Ralph           3,464      (3)        0.3%          $1.375       1/12/05         $  1,939       $  4,519
                          10,000      (3)        1.0%          $1.375      11/03/05         $  5,598       $ 13,045
                           5,000      (3)        0.5%          $1.375       9/18/06         $  3,283       $  7,862
                           3,000      (3)        0.3%          $1.375       3/13/07         $  2,274       $  5,602
                          25,000      (3)        2.4%          $1.375      12/10/07         $ 18,952       $ 46,679
                          40,000                 3.9%          $ 2.44        6/2/08         $ 61,380       $155,549

Laurence P. McIntosh      73,000                 7.0%          $ 2.44        6/2/08         $112,019       $283,877

Michael P. Green          27,000                 2.6%          $ 3.07      12/23/06         $ 41,432       $104,996

(1) The Company granted options representing 795,000 shares of Common Stock in 1998.
(2) Represents the hypothetical gains that could be achieved for the options if exercised at the end of option terms. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. There is no assurance the stock price will appreciate at the rates shown in this table.
(3) In fiscal 1998, the Company repriced the November 13, 1995, November 16, 1995, September 9, 1996, October 22, 1996 and December 23, 1996 and March 13, 1997 non-qualified stock options to purchase shares of Common Stock granted to William L. Ralph, under the Company's 1994 and 1996 Stock Plans. Repriced options are considered grants for the purpose of this table.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

  None of the named executive officers exercised stock options during the fiscal year ended January 2, 1999. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers as of January 2, 1999 and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES

                           Number of Securities       Value of the Unexercised
                          Underlying Unexercised      In-The-Money Options at
                        Options at Fiscal Year-End      Fiscal Year-End (1)
Name                    Exercisable   Unexercisable  Exercisable  Unexercisable
-------------------------------------------------------------------------------
Andrew Najda                   --             --         --            --
Timothy J. Burns               --             --         --            --
William L. Ralph           46,214         40,250         $0            $0
Laurence P. McIntosh       62,650         60,750         $0            $0
Michael P. Green           66,850         33,150         $0            $0

--------------
(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $1.19, the closing sale price per share of the Company's Common Stock as reported in the Nasdaq National Market on January 2, 1999. The exercise price of each of the options held by Mr. Ralph, Mr. McIntosh and Mr. Green exceeds $1.19.


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

  Under the Company's 1989 Stock Plan, 1994 Stock Plan, 1996 Stock Plan and 1999 Stock Plan, if the Company is consolidated with or acquired by another entity, the Compensation Committee may, among other things, make all options granted thereunder immediately exercisable just prior to such consolidation or merger or arrange to have any successor or acquiring entity grant replacement options to the optionees. In addition, under the 1994 Stock Plan, 1996 Stock Plan and 1999 Stock Plan, in the event of a consolidation or acquisition of the Company, the Compensation Committee may terminate all options in exchange for a cash payment equal to the difference between the fair market value of the shares then subject to purchase pursuant to the options and the exercise price for such shares pursuant to the options.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Share Ownership

  The following table sets forth certain information as of April 16, 1999 concerning the beneficial ownership of (i) shares of the Company's Common Stock,
(ii) shares of the Company's Preferred Stock, in each case by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table on page 4 hereof, and all current directors and executive officers as a group.

                                                                          Common Stock           Preferred Stock
                                                                       Shares Beneficially     Shares Beneficially
                                                                            Owned (1)                 Owned
                        Name and Address**                             Number      Percent      Number     Percent
------------------------------------------------------------------------------------------------------------------
Silicon Graphics Inc. (2)..........................................   3,656,052        28.0%   3,656,052       100%
2011 North Shorline Boulevard
Mountain View, CA  94043

Andrew Najda (3)...................................................   1,696,304        18.0%         ---       ---
c/o Number Nine Visual Technology Corporation
18 Hartwell Avenue
Lexington, MA 02421

Stanley W. Bialek (4)..............................................   1,020,664        10.8%         ---       ---
c/o Number Nine Visual Technology Corporation
18 Hartwell Avenue
Lexington, MA 02421

John Hancock Mutual Life Insurance Company Affiliated Entities (5).     542,736         5.8%         ---       ---
c/o John Hancock Place
Post Office Box 111
Boston, MA 02117

Dr. Fouad H. Nader (6)(7)..........................................     226,200         2.0%         ---       ---

William H. Thalheimer (6)(8).......................................     316,528         3.3%         ---       ---

William L. Ralph (6)...............................................      41,584           *          ---       ---

Laurence P. McIntosh (6)(9)........................................      48,061           *          ---       ---

Michael P. Green (6)...............................................      62,800           *          ---       ---

All executive officers and directors as a group (7 persons) (10)...   3,078,113        31.5%         ---       ---

--------------
 * Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.
** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on April 16, 1999 was 9,416,187, and the number of shares of Series A Convertible Preferred Stock issued and outstanding on April 16, 1999 was 3,656,052. In addition, 300 shares of Series B Convertible Preferred Stock, which are non-voting, and not yet convertible, were issued and outstanding on April 16, 1999, 100% of which was held by KA Investments, LDC. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at April 16, 1999, plus shares of Common Stock subject to options held by such person at April 16, 1999 and exercisable within 60 days thereafter, shares of Preferred Stock held by such person at April 16, 1999 and convertible into shares of Common Stock within 60 days thereafter, and a warrant held by Silicon Graphics, Inc. (the "SGI Warrant") at April 16, 1999 and exercisable for shares of Common Stock within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) Includes (i) 3,350,894 shares of Common Stock issuable upon conversion of 3,350,894 shares of Series A Convertible Preferred Stock held by such stockholder, which shares are convertible within 60 days of April 16, 1999, and (ii) 305,158 shares of Common Stock issuable upon conversion of 305,158 shares of Series A Convertible Preferred Stock which are issuable upon exercise of the SGI Warrant to purchase 305,158 shares of Series A Convertible Preferred Stock, which SGI Warrant is exercisable and which shares are thereafter convertible within 60 days of April 16, 1999.

(3) Also includes 148,000 shares held in the Andrew Najda Irrevocable Children's Trust, as to which Mr. Najda disclaims beneficial ownership.

(4) Also includes 213,328 shares held in the Stanley W. Bialek Irrevocable Children's Trust, as to which Mr. Bialek disclaims beneficial ownership.

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

(6) Includes the following shares subject to currently exercisable stock options and stock options exercisable within 60 days of April 16, 1999: Dr. Nader-- 78,200; Mr. Thalheimer--103,200; Mr. Ralph--46,214; Mr. McIntosh--62,650;
    and Mr. Green--66,850.

(7) Includes 148,000 shares held on behalf of the Andrew Najda Irrevocable Children's Trust, of which Dr. Nader is the sole trustee. Dr. Nader exercises sole voting and investment power with respect to such shares.

(8) Includes 213,328 shares held on behalf of the Stanley W. Bialek Irrevocable Children's Trust, of which Mr. Thalheimer is the sole trustee. Mr. Thalheimer exercises sole voting and investment power with respect to such shares.

(9) Includes 590 shares held on behalf of Laurence McIntosh's children. Mr. McIntosh exercises sole voting and investment power with respect to such shares.

(10)Includes 329,814 shares subject to currently exercisable stock options and stock options exercisable within 60 days of April 16, 1999.

Item 13.   Certain Relationships and Related Transactions

  During the fourth quarter of 1998, the Company entered into a Product Distribution and Procurement Agreement (the "Distribution Agreement") with Silicon Graphics, Inc. ("SGI"), a beneficial owner of approximately 28.0% of the Company's Common Stock. Under the Distribution Agreement, and upon our request, SGI may place orders for the manufacture of the Company's products, implementing the Company's technical designs. SGI can then resell such prodcuts to the Company. At January 2, 1999, the Company had purchased approximately $1.2 million of finished good products from SGI under this Distribution Agreement during the fourth quarter of 1998, and recognized the corresponding accounts payable liability in the Company's balance sheet for the period ending
January 2, 1999.

  Also under the Distribution Agreement, SGI appointed the Company to act through June 30, 1999 as an authorized sales representative with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI, the Company is authorized to (i) sell and market the Digital Flat Panel Solution Pack to national and international distributors, and to strategic OEM customers, (ii) provide technical and customer support for the Revolution(R) IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and
(iii) provide administrative duties such as order entry, invoicing and collection services for the sales of the Digital Flat Panel Solution Pack. In exchange for providing these services, SGI pays the Company a royalty, sales commission and support fee. During 1998, the amounts earned by the Company were immaterial. The Distribution Agreement may be extended beyond June 30, 1999.

  The Company accepted the resignation of Daniel W. Muehl, the Company's former Chief Operating Officer and Chief Financial Officer as of January 19, 1998 pursuant to which Mr. Muehl resigned his position at the Company effective January 31, 1998. The Company accepted the resignation of James T. O'Bray, the Company's former Vice President of Manufacturing as of February 6, 1998 pursuant to which Mr. O'Bray resigned his position at the Company effective February 20, 1998. The Company accepted the resignation of Archie K. Miller, the Company's former Senior Vice President of Sales as of May 13, 1998 pursuant to which Mr. Miller resigned his position at the Company effective May 27, 1998. The Company accepted the resignation of Michael Romanies, the Company's former Vice President of Marketing as of August 19, 1998 pursuant to which Mr. Romanies resigned his position at the Company effective August 25, 1998. The Company did not enter into separation arrangements with Mr. Muehl, Mr. O'Bray, Mr. Miller or Mr. Romanies.

  The Company entered into a consultancy arrangement with Michael Romanies, the Company former Vice President of Marketing, effective August 26, 1998, for which the Company received assistance with Marketing activities. This agreement expired on October 23, 1998.

  The Company entered into an arrangement with Argus Management Corporation, a financial consulting firm, pursuant to which the Company received financial assistance in the capacity of Acting Chief Financial Officer of the Company. In this relationship, Timothy J. Burns was the main consultant to the Company on this assignment. Under this agreement, and in connection with providing other financial consulting services, Argus was paid $294,000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Massachusetts on April 30, 1999.


                                  Number Nine Visual Technology Corporation


                                 By:  /s/ Andrew Najda

                                       Andrew Najda
                                  Chief Executive Officer
                                 and Chairman of the Board