Form 10-Q
period 1999-04-03
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1999-05-18
CIK 936448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C., 20549


                                   FORM 10-Q

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
                                                 -------------
                                       or
                                       --

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-25898
                                                -------


                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)



             DELAWARE                                      04-2821358
             --------                                      ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   18 Hartwell Avenue, Lexington, MA                        02421-3141
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (781) 674-0009
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The number of shares of the registrant's common stock outstanding at May 11, 1999 was 9,766,787.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q

                                                                                  Page
                                                                                  ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of April 3, 1999 and
     January 2, 1999                                                               1

     Condensed Consolidated Statements of Operations for the three months
     ended April 3, 1999 and March 28, 1998                                        2

     Condensed Consolidated Statements of Cash Flows for the three months
     ended April 3, 1999 and March 28, 1998                                        3

     Notes to Condensed Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk               17

Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                        18

Item 2 - Changes in Securities and Use of Proceeds                                18

Item 3 - Defaults Upon Senior Securities                                          19

Item 4 - Submission of Matters to a Vote of Security Holders                      19

Item 5 - Other Information

Item 6  Exhibits and Reports on Form 8-K                                          20

   (a)  Exhibits

     Financial Data Schedule

  (b) - Reports on Form 8-K

SIGNATURE(S)                                                                      21


Part I  Financial Information:
------------------------------

Item 1  Financial Statements

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         April 3, 1999          January 2, 1999
                                                                         -------------          ---------------
                                                                          (unaudited)
Current assets:
 Cash and cash equivalents, inclusive of restricted cash of $0 and         $  1,809                 $    413
  $117 at April 3, 1999 and January 2, 1999, respectively
 Accounts receivable, trade, net of allowances for doubtful                   1,687                    2,542
  accounts of $96 and $122, at April 3, 1999 and January 2, 1999,
  respectively
 Inventories, net                                                             1,529                    1,052
 Prepaid expenses                                                               601                      711
                                                                           --------                 --------
  Total current assets                                                        5,626                    4,718

 Property and equipment, net                                                  2,306                    2,581
 Deferred financing costs                                                       451                        -
 Other assets                                                                    39                       41
                                                                           --------                 --------
  Total assets                                                             $  8,422                 $  7,340
                                                                           ========                 ========
Current liabilities:
 Revolving line of credit                                                  $      -                 $  1,301
 Note payable to manufacturing contractor                                       483                      476
 Accounts payable                                                             1,550                    2,684
 Related-party accounts payable                                               1,950                    1,218
 Accrued expenses and other current liabilities                                 506                      594
 Deferred revenue                                                               640                       40
                                                                           --------                 --------
  Total current liabilities                                                   5,129                    6,313

 Deferred revenue                                                               140                        -

 Commitments and contingencies (Note H)                                           -                        -

 Preferred Stock, $0.01 par value; Series B Redeemable Convertible            1,823                        -
  Preferred Stock,  300 shares issued and outstanding at April 3,
  1999, no shares issued and outstanding at January 2, 1999
  (liquidation value of $3 million)

Stockholders' equity:
 Preferred Stock $.01 par value; 5,000,000 shares authorized;                 9,215                    9,215
  Series A Convertible Preferred Stock,  3,350,894 shares issued and outstanding at April 3, 1999, 3,350,894 shares issued and outstanding at January 2, 1999 (at liquidation preference)
 Common Stock, $.01 par value; 20,000,000 shares authorized;                     94                       94
  9,416,187 shares issued and outstanding at April 3, 1999;
  9,394,385 shares issued and outstanding at January 2, 1999
 Additional paid-in capital, net of costs                                    37,318                   35,936
 Accumulated deficit                                                        (45,157)                 (44,218)
                                                                           --------                 --------
 Total stockholders' equity                                                   1,470                    1,027
                                                                           --------                 --------
  Total liabilities and stockholders' equity                               $  8,422                 $  7,340
                                                                           ========                 ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)

                                                                                 Three Months Ended
                                                            April 3, 1999           March 28, 1998
                                                          ------------------   ----------------------

Net product sales                                            $3,213                      $ 8,141
Net product royalties                                           537                            -
                                                             ------                      -------
Total revenue                                                 3,750                        8,141

Cost of sales                                                 1,503                        7,309
                                                             ------                      -------
  Gross profit                                                2,247                          832

Operating expenses:
  Selling, general, and                                       1,752                        2,154
   administrative
  Research and development                                    1,401                        1,639
                                                             ------                      -------
    Total operating expenses                                  3,153                        3,793

Loss from operations                                           (906)                      (2,961)
Other income (expense):
  Interest expense                                               38                          109
  Other income, net                                              (5)                         (38)
                                                             ------                      -------
Loss before income taxes                                       (939)                      (3,032)

Provision for income taxes                                        -                            -
                                                             ------                      -------
Net loss                                                     $ (939)                     $(3,032)
                                                             ======                      =======
 Net loss per common share
     - diluted                                               $(0.10)                      $(0.33)
                                                             ======                      =======
     - basic                                                 $(0.10)                      $(0.33)
                                                             ======                      =======
Common shares used in computing
  Net loss per share
     - diluted                                                9,407                        9,199
                                                             ======                      =======
     - basic                                                  9,407                        9,199
                                                             ======                      =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                 Three Months Ended
                                                                      April 3, 1999                March 28, 1998
                                                                   --------------------        ----------------------
 Cash flows from operating activities:
   Net loss                                                           $  (939)                      $(3,032)
   Adjustments to reconcile net income to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                                        292                           407
     Provision for bad debts                                                3                             -
     Change in operating assets and liabilities:
       Accounts receivable                                                852                         2,271
       Receivable due from manufacturing contractor                         -                           (21)
       Inventories                                                       (477)                         (468)
       Prepaids and other assets                                          112                           (51)
       Accounts payable                                                (1,134)                        1,633
       Related-party accounts payable                                     732                             -
       Deferred revenue                                                   600                             -
       Note payable to manufacturing contractor                             7                             -
       Accrued expenses and other current liabilities                     (88)                         (191)
                                                                      -------                       -------
         Net cash provided by (used for) operating activities             (40)                          548
                                                                      -------                       -------

 Cash flows from investing activities:
     Purchase of property and equipment                                   (17)                          (72)
                                                                      -------                       -------
         Net cash used for investing activities                           (17)                          (72)
                                                                      -------                       -------

 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance               32                             -
      costs
     Exercise of common stock options, net                                  -                           183
     Proceeds from issuance of Redeemable Convertible
         Preferred Stock                                                3,000                             -
     Payments of issuance costs on Series B Preferred Stock               (20)                            -
     Payments on revolving line of credit, net                         (1,301)                       (2,524)
     Payments on issuing costs on Series B Preferred Stock               (258)                            -
                                                                      -------                       -------
         Net cash provided by (used for) financing activities           1,453                        (2,341)
                                                                      -------                       -------

 Net change in cash and cash equivalents                                1,396                        (1,865)
 Cash and cash equivalents, beginning of period                           413                         2,481
                                                                      -------                       -------
 Cash and cash equivalents, end of period                             $ 1,809                       $   616
                                                                      =======                       =======

Supplemental disclosure of non-cash financing transaction:
     Deferred financing costs associated with common stock
         warrants issued to secured lender                                451                             -
     Common stock warrants issued in conjunction with
         Series B Preferred                                               348                             -
     Beneficial conversion feature of Series B Preferred                  829                             -



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

   We have continued to incur substantial losses from operations, have unresolved class action litigation concerning alleged violations of securities laws, and need additional financing to continue operations, all of which raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities.

   We have prepared the accompanying condensed unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Our condensed unaudited consolidated financial statements include our accounts, our foreign sales corporation and our wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with our consolidated financial statements and notes thereto contained in the our Annual Report on Form 10-K, as amended, for our fiscal year ended January 2, 1999. Operating results for the three month period ended April 3, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

B.  Cash and Cash Equivalents:
    --------------------------

   As of April 3, 1999, cash and cash equivalents consisted of $1.8 million invested in overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.  Inventories:
    ------------

   Inventories consisted of (in thousands):

                               April 3, 1999   January 2, 1999
                               -------------   ---------------

       Raw materials             $  284         $  448
       Work in process                3              3
       Finished goods             1,242            601
                                 ------         ------
                                 $1,529         $1,052
                                 ======         ======

   The market for our products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

D.  Debt:
    -----

   Number Nine was party to an amended loan and security agreement with a commercial bank that provided for a revolving credit facility of $3 million, as adjusted, through March 31, 1999. Pursuant to this agreement, we were able to borrow an amount equal to 65% of qualified accounts receivable (as defined in the agreement) up to the maximum amount at an interest rate per annum equal to either the prime rate (7.75% as of January 2, 1999) plus 1% or at the LIBOR Rate (as defined in the agreement) plus 2.5%, plus an unused line fee at a rate of 0.5% per annum on the unused portion of the maximum borrowing amount. The agreement expired on December 2, 1998, however we were operating under forbearance agreements with the commercial bank. The most recent forbearance agreement expired on March 31, 1999 and was subsequently replaced by a credit facility with another major commercial bank at more favorable financial terms for us. The loan balance was collateralized by substantially all of our assets.

   The agreement contained financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and minimum quarterly net loss. The agreement also gave the lender the right to call the loan in the event of a material adverse change in our business and prohibited us from paying dividends without the consent of the lender. We received a waiver from the lender for noncompliance with certain covenants in the agreement for 1997 and 1998. As of March 31, 1999, we were not in compliance with certain covenants of the lender. We operated under a forbearance agreement with the commercial bank until March 31, 1999 when the facility was replaced.

   On March 31, 1999, we entered into a new loan and security agreement with a new major commercial bank for a secured working capital line of credit. This line of credit replaced the previous borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On May 12, 1999, prime rate was 7.75% and the 90 day LIBOR rate of 5.0%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The line of credit agreement is collateralized by substantially all the assets of our company. This agreement requires the bank approval for the payment of any dividends other than dividends on Series B Convertible Preferred Stock (the "Series B Preferred"). It also requires that we achieve certain financial covenants, including quarterly profitability targets in the second quarter of 1999. This agreement expires on December 31, 2001. In connection with this credit facility, the bank received a warrant to purchase 211,000 shares of Common Stock at an exercise price of $2.86 per share for a ten year period. These warrants have been valued, using the Black-Scholes methodology, at $302,000 and will be treated at interest expense, amortized over the life of the credit facility.

   Due to the timing of closing the new loan and security agreement, there was no outstanding balance on our new borrowing facility as of April 3, 1999. Borrowing began in the first week of the second quarter of 1999.

   We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note that bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of April 3, 1999, $483,000 was outstanding and is subject to payment on demand.

E.  Redeemable Convertible Preferred Stock
    --------------------------------------

   On March 31 1999, we sold 300 shares of Series B Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $3 million. Holders of the Series B Preferred are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. The Series B Preferred has beneficial conversion features which are convertible into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. Holders of the Series B Preferred may only begin converting a portion of their shares on or after July 28, 1999. The right of conversion is thereafter limited to up to 25% of the shares of Series B Preferred during the first month after they become eligible for conversion, up to 50% during the second month after they become eligible for conversion and up to 100% following the third month after they become eligible for conversion. Subject to certain restrictions, we have the option to redeem the Series B Preferred at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and 118% in all other instances. The Series B Preferred automatically converts into common stock three years after the date of issuance.

   In addition, the investor received a three year warrant to purchase 195,000 shares of our common stock at an exercise price of $3.45 per share. We also issued a three-year warrant to purchase 30,000 shares of our common stock at $3.45 per share to the broker involved with this transaction. The total value of both of these warrants is estimated to be approximately $348,000 and is included in additional paid-in capital.

   The carrying value of the Series B Preferred is $1.8 million, net of estimated intrinsic value of the beneficial conversion terms, estimated to be approximately $830,000, and net of the estimated value of the warrants, described above, associated with this transaction.

F.  Recently Issued Accounting Standards
    ------------------------------------

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The adoption of SOP 98-1 had no material effect on our results of operations or financial condition.

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This statement provides guidance in the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 had no material effect on our results of operations or financial condition.

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

G.  Income Taxes:
    -------------

   At January 2, 1999, we had net operating loss carryforwards of approximately $45.8 million and $49.4 million available to offset future federal and state taxable income, respectively. The federal carryforwards begin to expire in 2010 and the state carryforwards begin to expire in 2000.

H.  Contingencies:
    --------------

   On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the ''Selling Stockholders'') and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the ''Managing Underwriters''). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for us, there could be a material adverse effect on our future financial condition and results of operations and, accordingly, income (loss). We do not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

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

Overview

   Since our founding in 1982, we have introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. We have focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both Original Equipment Manufacturers (''OEMs'') and two-tier and retail distribution customers. Our series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, we began shipping products utilizing our third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride/TM/. During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride/TM/ IV, and the related graphics board product, Revolution(R) IV. Also during the third quarter 1998, we announced our first jointly developed product with our strategic partner, SGI Inc.; the Digital Flat Panel Solution Pack, a digital flat panel monitor containing the first all digital high resolution display system, the SGI 1600 SW Digital Flat Panel. In addition, we began to develop our fifth generation proprietary 128-bit video/graphics accelerator chip. We cannot assure you that our products, Revolution/TM/ 3D, which utilizes the Ticket to Ride/TM/ chip and Revolution(R) IV which utilizes the Ticket to Ride/TM/ IV chip, will be successful or that the fifth generation product will be completed and marketed successfully.

   We also market Hawkeye, a display control utilities and driver software suite, which enhances user control over various graphics functions and is designed to improve PC system graphics performance under Windows 95 and Windows 98 operating systems.

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

   Our operating results may also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. Our sales to OEMs, which accounted for 79.2% of net sales in 1998, 43.8% of net sales in 1997, and 68.3% of net sales in 1996, are particularly susceptible to fluctuations.

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

Results of Operations for the Quarters Ended April 3, 1999 and March 28, 1998

   Net Sales: Net sales decreased 53% to $3.8 million in the first quarter of 1999 from approximately $8.1 million in the first quarter of 1998. This decrease was primarily attributable to lower sales of our proprietary 128-bit products to our OEM customers, as well as lower sales in international two-tier and retail distribution customers, as our third generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of our proprietary 128-bit products decreased 45% to $2.2 million in the first quarter of 1999 from $4.0 million in the first quarter of 1998, representing 57.9% of net sales in the first quarter of 1999 compared to 49.4% of net sales in the first quarter of 1998. Sales of 64-bit products represented the remaining $1.6 million or 42.1.% of net sales during the first quarter of 1999 compared to approximately $4.2 million or 51.9% of net sales in the first quarter of 1998.

   Sales to OEMs decreased 75%, to approximately $1.5 million in the first quarter of 1999 from approximately $5.9 million in the first quarter of 1998, representing 39.5% in the first quarter of 1999 compared to 72.8% of net sales in the first quarter of 1998. The decrease is attributable to a decrease in sales to IBM from $2.6 million during the first quarter of 1998 to essentially no sales during the first quarter of 1999, partially offset by sales of $1.5 million for non-recurring engineering efforts associated with a design win with a major PC manufacturer for our SR9 graphics subsystem product.

   Net sales to our domestic retail and two-tier distribution customers increased 60% to $1.6 million in the first quarter of 1999 compared to $1.0 million during the first quarter of 1998. Total international sales decreased 93% to $234,000 in the first quarter of 1999 from approximately $3.5 million in the first quarter of 1998.

   During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI Inc. appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack, through June 30, 1999. Acting as an agent of SGI Inc., we are authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers, provide technical and customer support for the Revolution IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $537,000 in the first quarter of 1999, representing 14.1% of net sales during the quarter.

   Gross Profit: Gross profit was approximately $2.2 million in the first quarter of 1999 compared to gross profit of approximately $832,000 in the first quarter of 1998. As a percentage of net sales, gross profit improved to 57.9% in the first quarter of 1999 from 10.3% in the first quarter of 1998. The increase in gross profit during the first quarter of 1999 was largely attributable to improved gross profit on sales of our Revolution IV products, representing 10.4% of net sales. Sales of non-recurring engineering efforts associated with a design win with a major PC manufacturer for our SR9 graphics subsystem product, representing 39.5% of net sales, and net product royalties, representing 14.1% of net sales, also contributed to the increase in gross profit in the first quarter of 1999. In the first quarter of 1998, we experienced significant pricing pressure across all of our products resulting in price protection claims and customer returns.

   Our future prospects will depend in part on our ability to successfully manage our product transitions and fluctuating component costs, particularly memory components and control inventory as new products are introduced. We cannot assure you that we will be successful in managing these changes. While we reserve for anticipated charges, based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, we cannot assure you that reductions in sales and returns of older generation products will not give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations", may have a negative impact on gross margin.

   Selling, General and Administrative Expenses:   Selling, general and
administrative expenses decreased 18%, to approximately $1.8 million in the first quarter of 1999 from $2.2 million in the first quarter of 1998, primarily as a result of decreased headcount and lower marketing costs as we controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 47.4% in the first quarter of 1999 from 27.2% in the first quarter of 1998, primarily attributable to lower sales in the first quarter of 1999. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

   Research and Development Expenses: Research and development expenses decreased 13%, to approximately $1.4 million in the first quarter of 1999 from approximately $1.6 million in the first quarter of 1998, resulting primarily from decreased headcount, and closely controlled discretionary spending. During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride/TM/ IV, and the related graphics board product, Revolution(R) IV. In addition, we began to develop our fifth generation proprietary 128-bit video/graphics accelerator chip. As a percentage of net sales, research and development expenses increased to 36.8% in the first quarter of 1999 from 19.8% in the first quarter of 1998, primarily attributable to lower sales in the first quarter of 1999. We currently expect that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our proprietary technology efforts.

   Interest Expense: Net interest expense for the first quarter of 1999 was $38,000 compared to interest expense of $109,000 in the first quarter of 1998. This decrease was attributable to lower average outstanding loan balances during the first quarter of 1999, as compared to the first quarter of 1998.

   Other Expense/Income: Other income totaled approximately $5,000 in the first quarter of 1999 compared to other income of $38,000 in the first quarter of 1998. Other income during the first quarter of 1999 and the first quarter of 1998, was primarily attributable to interest income.

   Provision for Income Taxes: During the first quarter of 1999 and the first quarter of 1998, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income.

Certain Factors That May Affect Future Results of Operations

     Investing in our common stock is very risky. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, in addition to other information in this prospectus.

     Competing Technologies May Render Some or All of Our Products or Future
     -----------------------------------------------------------------------
Products Noncompetitive or Obsolete.  The PC industry in general, and the market
-----------------------------------
for our products in particular, are characterized by:

     .  rapid technological advances,
     .  frequent new product introductions,
     .  short product life cycles,
     .  product obsolescence,
     . changes in customer requirements or preferences for competing products, . evolving industry standards,
     .  significant competition, and
     .  rapidly changing pricing.

     In this regard, the life cycle of products in our markets is often as short as nine to twelve months. Therefore, our future prospects depend, in part, upon our ability to:

     . continually update our existing products in a timely manner, and . continue to identify, develop and achieve market acceptance of products that incorporate new technologies and standards and meet evolving customer needs.

     We cannot assure you that we will be successful in managing product transitions, including controlling inventory of older generation products when introducing new products. We have experienced and could, in the future, experience reductions in sales of older generation products as customers delay purchases in anticipation of new product introductions. We establish reserves for anticipated product returns, based upon historical return rates of product returns and other factors. However, we cannot assure you that reductions in sales and returns of older generation products by distributors, primarily attributable to customer stock rotation, will not give rise to charges for obsolete or excess inventory or substantial price protection charges.

     Dramatic Reductions in Sales to Significant Customers May Adversely Affect
     --------------------------------------------------------------------------
Our Sales.  The volume and timing of orders received during a particular quarter
---------
are very difficult to forecast. Our customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 Dell decided to stop buying our merchant graphics solution starting in the fourth quarter of 1996. In addition, during the third quarter of 1997, Dell reduced its purchases of our proprietary Imagine 128 Series 2 4MB VRAM product. As a result, our net sales to Dell decreased dramatically from $62.7 million during 1996 to $4.9 million during 1997. Future sales to significant customers are uncertain and depend upon the performance and pricing of our new products and their acceptance by these customers.

     Customers generally order on an as-needed basis, and as a result, we have historically operated without significant backlog. Moreover, as is often the case in the PC industry, a disproportionate percentage of our net sales in any quarter may be generated in the final month or weeks of a quarter. Consequently, a shortfall in sales in any quarter as compared to management expectations may not be identifiable until the end of the quarter. Because significant portions of operating expense levels are relatively fixed, the timing of expense levels is based in large part on our expectations of future sales. If sales do not meet our expectations, we may be unable to quickly adjust spending, which could have a material adverse effect on our business.

     Our Success Depends Heavily Upon Sales to a Limited Group of OEMs.  We try
     -----------------------------------------------------------------
to provide a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The PC industry has a limited number of major OEMs driving the majority of PC sales. While we are pursuing a significant portion of our business derived from the limited number of major OEMs, we cannot assure you that we will be successful in establishing profitable relationships with major OEMs. In addition, major OEMs exercise significant price pressure on their suppliers, generating lower gross margins than those of retail and distribution customers. Our failure to establish profitable relationships with major OEM customers or to maintain and increase the volume and profitability of the products manufactured for such customers would have a material adverse effect on our business.

     The Highly Competitive Market for Our Products May Adversely Affect Our
     -----------------------------------------------------------------------
Business Results.  Our current and prospective competitors include many
----------------
companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than we have. We cannot assure you that we will be able to compete successfully against current and future competitors.

     The market for our products is highly competitive. Our ability to compete successfully depends upon a number of factors both within and beyond our control, including:

     .  Product performance,
     .  Product features,
     .  Product availability,
     .  Price,
     .  Quality,
     . Timing of our new product introductions compared with the timing of our . competitors' product introductions,
     . Emergence of new video/graphics and PC standards, . Customer support, and
     .  Industry and general economic trends.

     We compete by offering products emphasizing high performance and quality. We strive to improve our current products and to introduce new products in order to provide a broad product line where demand justifies it. Our current principal competitors include ATI Technologies, Inc., Diamond Multimedia Systems, Inc., and Matrox Electronic Systems, Inc. Each of these named competitors markets graphics accelerator products that are marketed in competition with our 64-bit and 128-bit graphics accelerator products. Our principal competitors on chip technology include Intel Corporation, 3DFX Interactive, Inc., 3DLabs Inc., Ltd., Nvidia Corporation, ATI Technologies, Inc. and Matrox Electronic Systems, Inc.

     Numerous competitors, particularly in higher-volume, lower-priced product categories, have lowered their prices, which may result in reduced sales and/or lower margins for our products. In addition, many companies compete on the basis of their integrated circuit design capabilities by:

     . supplying accelerator chips on a merchant basis, . producing board-level products, and
     . integrating the accelerator chip that will be placed directly on the CPU motherboard.

     We expect this trend to continue for low-end video/graphic accelerator subsystems; however, we believe the market for video/graphic accelerator subsystems in mid-range to high-end PCs will continue to exist.

     Several of our board-level competitors, as well as various independent software developers, offer software products with features comparable to our HawkEye software utilities. Future enhancements to such competing software products that we do not match, or the inclusion of comparable features in future versions of the Windows operating system, reduce the demand for our HawkEye utilities software. In addition, we may eventually experience indirect competition from suppliers of memory components, CPU manufacturers and others to the extent they integrate advanced graphics processing capabilities into future generations of products.

     We May Not Be Profitable or Generate Cash from Operations in the Future. We
     -----------------------------------------------------------------------
have incurred significant losses in the last several years. We intend to continue to expend significant financial and management resources on the development of additional products, sales and marketing, improved technology and expanded operations. Although we believe that operating losses and negative cash flows may diminish in the near future, we may not be profitable or generate cash from operations in the foreseeable future.

     If We Do Not Secure Additional Financing, We May Be Unable to Develop or
     ------------------------------------------------------------------------
Enhance Our Services, Take Advantage of Future Opportunities or Respond to
--------------------------------------------------------------------------
Competitive Pressures. We require substantial working capital to fund our
---------------------
business. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could materially adversely affect our business. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

     We Depend Upon a Limited Group of Suppliers for Key Components. We depend
     ---------------------------------------------------------------
on sole or limited source suppliers for certain key components and have experienced:

     .  limited availability,
     .  delays in shipments, and
     . unanticipated cost fluctuations related to the supply of components, particularly memory chips.

     We actively work with memory component suppliers to secure pricing and volume commitments for future production. Additionally, our suppliers could make key components, such as memory graphics accelerator chips, less available to the extent that they reduce our lines of credit and payment terms. In such an event, we could have difficulty securing sufficient supply to meet customer requirements. We cannot assure you that we will secure commitments in sufficient amounts to meet our needs or at prices that will enable us to attain profitability.

     The Loss of Key Members of Our Management Staff Could Delay and May Prevent
     ---------------------------------------------------------------------------
the Achievement of Our Business Objectives. Our future success will depend, to a
------------------------------------------
significant extent, upon the efforts and abilities of our senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense. The loss and failure to promptly replace any one of these key members could significantly delay and may prevent the achievement of our business objectives. Accordingly, our failure to hire, retain or adequately replace key personnel could have a material adverse effect on our business.

     The Value of Our Stock Has in the Past and May in the Future Change
     -------------------------------------------------------------------
Suddenly and Significantly. The trading price of our common stock has been
---------------------------
subject to significant fluctuations to date, and could be subject to wide fluctuations in the future, in response to many factors, including the following:

     . Quarter-to-quarter variations in our operating results, . Announcements of technological innovations,
     . New products or significant OEM system design wins by us or our competitors,
     . General conditions in the markets for our products or the computer industry,
     . The price and availability of purchased components, . General financial market conditions,
     . Changes in earnings estimates by analysts, or . Other events or factors.

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

     Costs of Defending Shareholder Litigation and the Possible Liability
     --------------------------------------------------------------------
Relating to Such Litigation Could Divert Funds and Management Efforts Away from
-------------------------------------------------------------------------------
the Manufacturing, Marketing and Sales of Our Products. We have been served
-------------------------------------------------------
notice of three lawsuits seeking class action status on or about June 11, 1996, July 16, 1996 and October 16, 1996, respectively, filed in the United States District Court for the District of Massachusetts naming as defendants our company, the members of the Board of Directors during the period in question, our former Chief Financial Officer and Treasurer, and the selling shareholders and managing underwriters of our 1995 initial public offering. The alleged class of plaintiffs consists of all persons who purchased shares of our common stock on the open market between and including May 26, 1995 through January 31, 1996. The plaintiffs, who seek unspecified damages, interest, costs and fees, allege, among other things, that our Registration Statement and Prospectus in our initial public offering and other public statements and reports filed with the Securities and Exchange Commission during the class period in question contained false and materially misleading statements. The defendants deny liability, believe they have meritorious defenses and intend to vigorously defend against these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. By order of the District Court, these actions have been consolidated into a single action. If the lawsuit is not resolved satisfactorily for us, there could be a material adverse effect on our business.

     We May Have to Indemnify or Pay Damages to Some of Our OEM Customers for
     ------------------------------------------------------------------------
Possible Intellectual Property Infringement Claims Filed or Threatened to Be
----------------------------------------------------------------------------
Filed. It is common in the PC industry for companies to assert intellectual
-----
property infringement claims against other companies. As a consequence, we indemnify some OEM customers in certain respects against intellectual property claims relating to our products. If an intellectual property claim were to be brought against us, or any of our OEM customers, and we, or any of our OEM customers, were found to be infringing upon the rights of others, we could be required to:

     .  pay infringement damages,
     .  pay licensing fees,
     . modify our products so that they are not infringing, or . discontinue offering products that were found to be infringing.

     Any of the above-listed actions could have a material adverse effect on our business. Several OEM customers recently sent us notices of potential indemnity claims based upon notices of infringement that they have received from a patent owner. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. We provide multimedia subsystems to our OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon our preliminary evaluation of the patent, we do not believe the infringement claims are meritorious as to our products sold to our customers. However, under the indemnity agreements or if we are directly sued, we may be required to dedicate significant management time and expense to defending ourselves or assisting our OEM customers in their defense of this or other infringement claims, regardless of merit, which could have a material adverse effect on our business. If an intellectual property claim were to be brought against any of our suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of our products to us, which could have a material adverse effect on our business.

     If the Series A or Series B Preferred Stock is Converted or We Issue
     --------------------------------------------------------------------
Additional Shares of Equity Securities, The Value of Those Shares of Common
---------------------------------------------------------------------------
Stock Then Outstanding May Be Diluted. To the extent that we raise additional
--------------------------------------
capital by issuing equity securities at a price or a value per share less than the then current price per share of common stock, the value of the shares of common stock then outstanding will be diluted or reduced. At present, we have two arrangements to issue additional equity securities which could result in dilution to the present common stockholders. One arrangement involves the issuance of our series A preferred stock, each share of which was purchased or acquired for $2.75 and all of which are convertible into shares of common stock on a one for one basis. Based on the number of shares of series A preferred stock presently outstanding and an outstanding warrant to purchase additional shares of series A preferred stock, as of April 29, 1999, we would be required to issue up to 3,707,721 shares of common stock at a price per share that is only approximately $.25 more than the last sale price of the common stock of $2.50 on April 29, 1999. If the sale price of the common stock increases, we may be required to issue shares of common stock at a price per share that would be less than the then current price per share.

     We also have an arrangement which involves the issuance of our series B preferred stock (and payment of dividends thereunder in shares of common stock), which is convertible from and after July 28, 1999 into shares of common stock at a price per share equal to the lesser of:

     .  $4.2703, or
     . 88% of the average of the 10 lowest closing prices during the 30 trading days immediately prior to the date of conversion.

     Based on the number of shares of series B preferred stock presently outstanding and the applicable conversion price as of April 29, 1999, we would be required to issue up to 1,422,273 shares of common stock at a price per share that is approximately $.39 less than the last sale price of the common stock of $2.50 on April 29, 1999. In anticipation of price fluctuations that may reduce the conversion price, we have registered for resale up to 3,022,137 shares of common stock which would become issuable upon conversion of the series B preferred stock if the conversion price fell as low as approximately $1.05 per share. If the conversion price fell even further, then more than 3,022,137 shares of common stock would be issuable upon conversion of the series B preferred stock.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of our common stockholders.

     If Our Common Stock is Delisted From the Nasdaq Stock Market, It Would Be
     -------------------------------------------------------------------------
More Difficult for Stockholders to Sell Shares of Our Common Stock. In order for
------------------------------------------------------------------
our common stock to continue to be listed on the Nasdaq Stock Market, we must comply with all of Nasdaq's continued listing requirements. If Nasdaq determines that we have violated any of its continued listing requirements, our common stock could be delisted. The issuance and conversion of our series A and series B preferred stock could cause Nasdaq to determine that we have violated up to three of its continued listing requirements. The first of the three applicable Nasdaq rules requires that our common stock have a minimum bid price per share of $1.00. Our bid price is currently approximately $2.44 per share. If the series A and series B preferred stock is converted at its current discount price and the common stock issued upon conversion is subsequently sold in the public market, the bid price of our common stock may be reduced to less than $1.00 per share, in which case Nasdaq may determine that a violation exists and our common stock may be delisted. The second applicable Nasdaq rule requires us to comply with the more onerous requirements for initial listing if Nasdaq determines that we have undergone a change in control or a change in financial structure. Depending on the number of shares of common stock issued upon conversion of the series A and series B preferred stock, Nasdaq may deem the issuance of such preferred stock to be a change in control or a change in financial structure and a violation that could result in delisting. The third applicable Nasdaq rule permits Nasdaq to delist a security if it deems it necessary to protect investors and the public interest. Therefore, if Nasdaq determines that the returns on the series A and series B preferred stock are excessive compared with the returns received by our common stockholders, and such excess returns are egregious, Nasdaq could delist our common stock.

     Our Computer System or our Suppliers' Computer System Could Fail When the
     -------------------------------------------------------------------------
Year Changes to 2000. We use a number of computer software programs and
--------------------
operating systems in our internal operations, including applications used in financial business systems and various administration functions. We also include software programs in our products. The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits to represent the year, such as 98 for 1998. On January 1, 2000, any clock or date recording mechanism which incorporates date sensitive software, using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, or, among other things, a temporary inability to process transactions, send invoices, or engage in normal operating business activities.

     We have conducted an assessment of our Year 2000 readiness to determine the extent of any potential problems. Our assessment revealed that all our products are not keyed to a two digit date storage system. That is, our drivers and BIOS do not reference or update the time or date, nor are they affected by the system clock. Based upon our assessment, we consider all our products to be Year 2000 compliant. Our assessment also revealed that our principal information systems correctly define the Year 2000 and do not require any modification. As a result, we do not expect to incur any material costs associated with Year 2000 issues. However, we cannot assure you that, to date, we have identified all material Year 2000 issues associated with our products.

     We have conducted an assessment of our Year 2000 readiness of the applications used in financial business systems and various administrative functions to determine the extent of any potential problems. We obtained Year 2000 compliance statements from the manufacturers of our core internal information systems. While these applications have been tested by their manufacturers, we will continue to test our mission critical applications for Year 2000 compliance. As a result, we do not expect to incur any material costs associated with Year 2000 issues. However, we cannot assure you that, to date, we have identified all material Year 2000 issues associated with internal information systems which could have a material adverse effect on our business.

     We are in the process of contacting our customers, suppliers, financial institutions, creditors, service providers and governmental agencies, with whom we have a material relationship, in an effort to verify the Year 2000 readiness of these third parties that are in a position to impact us materially. We have limited or no control over the actions of these third parties. Thus, while we expect that we will be able to resolve any significant Year 2000 problems, we cannot assure you that all material Year 2000 issues associated with third parties will be identified and corrected on a timely basis, or that corrections made by third parties will be compatible with our information systems. The failure of our systems and applications or those operated by third parties to properly operate or manage dates beyond 1999 could have a material adverse effect on our business.

     At this point, we do not believe we will be adversely affected, in a material manner, by the Year 2000 issue. We are actively developing a contingency plan to address any Year 2000 issues that may arise. We intend to design and implement such a contingency plan prior to the end of the second quarter of 1999, which will be based in part upon the balance of the responses we expect to receive from third parties. We will attempt to identify and resolve all Year 2000 problems that could materially affect our business operations. However, management believes that it is not possible to determine with complete certainty, that all Year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among such devices are simply too numerous. In addition, we cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, we are uncertain whether we or our clients might experience:

     . a significant number of operational inconveniences and inefficiencies that may divert our time and attention, and financial and human resources, from our ordinary business activities, and/or

     . a lesser number of serious system failures that may require significant efforts by us or our clients to prevent or alleviate material business disruptions.

     Based on the foregoing, we do not believe that the Year 2000 problem will have a material adverse effect on our business. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review. Currently, we estimate that we have spent approximately $500,000 on Year 2000 compliance. We estimate that our expense during 1999 will approximate an additional $200,000.

Liquidity and Capital Resources

     The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 2, 1999 as filed with the Commission.)

     We have continued to incur substantial losses from operations. We have unresolved class action litigation concerning alleged violations of securities laws, and need additional financing to continue operations, all of which raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities.

     Significant pricing pressure for our products has been experienced during 1997, 1998 and the first quarter of 1999, resulting in lower gross margin and higher net loss. Due to these factors, we have generated less cash flow from operations than anticipated, and therefore require more working capital.

     In the first quarter of 1999, we continued to incur losses on reduced revenue while pricing pressure in our industry has increased. Our operating activities used cash of approximately $40,000 in the first quarter of 1999, compared to operating activities which generated cash of approximately $548,000 in the first quarter of 1998. In the first quarter of 1999, cash was generated through the net decrease to accounts receivable of $852,000.

     In addition, a net decrease to accounts payable used cash of approximately $402,000 net of a $732,000 increase in related party accounts payable. Decreases in accounts receivable have primarily been attributable to lower sales levels in the first quarter of 1999. We believe we can operate with lower levels of working capital relative to net sales and have committed additional resources to the management and control of our receivables and inventories. At April 3, 1999, our principal sources of liquidity consisted of approximately $1.8 million of cash and cash equivalents and a maximum borrowing capacity of $15 million available under our revolving line of credit, as described below.

     In the first quarter of 1999, investing activities used cash of approximately $17,000 for purchases of computer and office equipment compared to $72,000 for purchases and office equipment in the first quarter of 1998. Financing activities provided cash of approximately $1.5 million during the first quarter of 1999, attributable to the $3.0 million proceeds from issuing Series B Preferred, partially offset by a reduction of the outstanding balance of the revolving credit facility by $1.3 million. During the first quarter of 1998, financing activities used cash of $2.3 million attributable mostly to the reduction of the outstanding balance of the revolving credit facility by $2.5 million, partially offset by the issuance of common stock and the exercise of common stock options.

     As of January 2, 1999, approximately $1.3 million was outstanding under our then revolving credit facility (the "Prior Loan Agreement"). This Prior Loan Agreement was subsequently replaced on March 31, 1999 by a new credity facility with a major commercial bank and at more favorable financial terms to us. The Prior Loan Agreement contained financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Prior Loan Agreement also gave the lender the right to call the loan in the event of a material adverse change in our business and prohibited us from paying dividends without the consent of the lender. We were not in compliance with certain terms of our Prior Loan Agreement from time to time and as a result had entered into amendments and forbearance agreements revising and waiving certain covenants in the Prior Loan Agreement. We had received such a forbearance arrangement from the lender for noncompliance with certain covenants in the Prior Loan Agreement, which was effective until March 31, 1999. Under this forbearance agreement, the maximum amount we could borrow was $3.0 million.

The Prior Loan Agreement initially expired on December 2, 1998, but was extended through forbearance agreements until March 31, 1999.

   On March 31, 1999, we entered into a loan and security agreement with a major commercial bank for a secured working capital line of credit. This line of credit replaces the current borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On May 12, 1999, the prime rate was 7.75% and the 90 day LIBOR rate of 5.0%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The bank also received a warrant to purchase up to 211,000 shares of common stock, as of the date of closing, at an exercise price of $2.86 for a ten year period. The line of credit agreement is collaterized by substantially all the assets of our company. This agreement requires bank approval for the payment of any dividends other than dividends on Series B Preferred. It also requires that we achieve certain financial covenants, including quarterly profitability targets in the second quarter of 1999. This agreement expires on December 31, 2001.

   Due to the timing of closing the new loan and security agreement, there was no outstanding balance on our new borrowing facility as of April 3, 1999. Borrowing began in the first week of the second quarter of 1999.

   We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of April 3, 1999, $483,000 was outstanding and is subject to payment on demand.

   On March 31 1999, we sold 300 shares of Series B Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $3 million. Holders of the Series B Preferred are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. The Series B Preferred has beneficial conversion features which are convertible into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. Holders of the Series B Preferred may only begin converting a portion of their shares on or after July 28, 1999. The right of conversion is thereafter limited to up to 25% of the shares of Series B Preferred during the first month after they become eligible for conversion, up to 50% during the second month after they become eligible for conversion and up to 100% following the third month after they become eligible for conversion. Subject to certain restrictions, we have the option to redeem the Series B Preferred at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and 118% in all other instances. The Series B Preferred automatically converts into common stock three years after the date of issuance.

   We believe that our existing cash balances plus funds generated from product sales, together with our new working capital line of credit and the preferred stock financing described above, will be sufficient to fund operations at anticipated levels through the second quarter of 1999. The additional new financing, new revolving credit facility, and retained investment-banking counsel should be beneficial to our efforts to fund operations into the second quarter of 1999. However future growth in sales, significant losses and limitations of credit terms by suppliers, and/or continued increases in working capital required by our business, future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. No assurances can be given that any additional financing will be available to us on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

   The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's marketable securities consist of overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. Government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less. Interest income is recognized when earned. The Company believes that the effect, if any, of reasonable possible near-term changes in the interest rates on its financial position, results of operations and cash flows would not be material due to the short-term nature of these investments.

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

   On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the ''Selling Stockholders'') and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the ''Managing Underwriters''). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. The defendants deny any liability, believe they have meritorious defenses, and intend to vigorously defend these and any similar lawsuits that may be filed, although the ultimate outcome of these matters cannot yet be determined. If the lawsuits are not resolved satisfactorily for us, there could be a material adverse effect on our future financial condition and results of operations and, accordingly, income (loss). We do not believe that the ultimate liability, if any, is estimable or probable, and therefore no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

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

Item 2  Changes in Securities and Use of Proceeds

    (a)  Not applicable.

    (b)  Not applicable.

    (c) (1) Securities Sold. On March 31, 1999, the Company sold 300 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Preferred Stock") to an investor. The preferred stock pays a 4% dividend in cash or common stock at the option of the Company. This preferred stock has liquidation preference over the common stock of the Company, but does not have preference over the Series A Preferred Stock. The holder of the Series B Preferred Stock does not have voting rights and does not have rights to a seat on the Company's Board of

         Directors. In addition, the investor received a three year warrant to purchase 195,000 shares of common stock of the Company at $3.45 per share. The Company issued a three-year warrant to Brighton Capital to purchase 30,000 shares of the Company's common stock at an exercise price of $3.45 per share. The Company also issued a ten-year warrant to FSC Corporation to purchase 211,000 shares of the Company's common stock at an exercise price of $2.86 per share.

         (2) Underwriter.  No underwriters were involved in this transaction.

         (3) Consideration. The Company sold the 300 shares of Series B preferred Stock at a stated value of $10,000 per share. The Company received $3,000,000 less the brokers commission and legal fees for the holder of this preferred stock of $200,000. The broker also received a three year warrant to purchase 30,000 shares of common stock of the Company at $3.45 per share. The warrant to FSC Corporation was issued in conjunction with the Company entering into a new credit facility.

         (4) Exemption from registration claimed. The Company issued the Series B Convertible Preferred Stock in reliance upon Regulation D under
         Section 4(2) of the Securities Act of 1933, as amended, because none of these transactions involved any public offering by the Company.

         (5) Terms of conversion and exercise. Each share of Series B Preferred Stock is convertible into common stock of the Company at $4.27 per share, if the closing bid price for the common stock is $4.27 per share or higher. If the closing bid price for a period of 90 days prior to the conversion date is less than $4.27 per share, the preferred stock is convertible into common stock at 88 per cent of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. The conversion is limited to 25 per cent per month commencing on July 31, 1999. The Company has the option to redeem the preferred stock at any time. The redemption amount is 118 per cent of the preferred stock investment. If the closing bid price of the common stock is less than $1.60 prior to October 31, 1999, the redemption amount is 110 per cent of the preferred stock investment. The preferred stock is automatically converted into common stock three years after date of issuance.

         (6) Use of proceeds. The proceeds for the sale of Series B Convertible Preferred Stock were used for working capital purposes.

(d)  Not applicable.

 Item 3  Defaults Upon Senior Securities

    Not Applicable

 Item 4  Submission of Matters to a Vote of Security Holders

     Not Applicable

 Item 5  Other Information

     In May 1999, the Company announced the appointment of Wallace E. Smith as President, Chief Executive Officer and a member of the Board of Directors. He replaces Andrew Najda, who resigned as Chief Executive Officer and Chairman of the Board of Directors. William H. Thalheimer was appointed Chairman of the Board of Directors. In addition, Timothy J. Burns was appointed Chief Financial Officer and Treasurer.

 Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibits

       The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Description
------      -----------
 3.1        Restated By-Laws, as amended

 4.1 *      Convertible Preferred Stock Purchase Agreement dated March 31,
            1999 by and between the Company and KA Investment LDC
 4.2 *      Registration Rights Agreement by and between the Company and KA
            Investments LDC
 4.3 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to Brighton Capital Ltd.
 4.4 *      Certificate of Designation, Preferences and Rights of Series B
            Convertible Preferred Stock of Number Nine Visual Technology
            Corporation
 4.5 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to KA Investments LDC
 4.6 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to FSC Corporation
10.1 * Loan and Securities Agreement dated March 31, 1999 by and between the Company and BankBoston, N.A.
10.2 * Revolving Credit Note dated March 31, 1999 issued by the Company to BankBoston, N.A.
27.1        Financial Data Schedule
99.1 Employee and Director resignation letter, dated April 6, 1999, between the Registration and Andrew Najda

 . Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from our Current Report on Form 8-K filed


   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarterly period ended April 3, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NUMBER NINE VISUAL TECHNOLOGY CORPORATION


Date:  May 14, 1999     By:  /s/  Timothy J. Burns
                           ------------------------------------------------
                             Timothy J. Burns
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Date:  May 14, 1999    By:   /s/  William L. Ralph                           .
                          --------------------------------------------------
                             William L. Ralph
                             Chief Operating Officer
                             (Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
 3.1        Restated By-Laws, as amended
 4.1 *      Convertible Preferred Stock Purchase Agreement dated March 31,
            1999 by and between the Company and KA Investment LDC
 4.2 *      Registration Rights Agreement by and between the Company and KA
            Investments LDC
 4.3 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to Brighton Capital Ltd.
 4.4 *      Certificate of Designation, Preferences and Rights of Series B
            Convertible Preferred Stock of Number Nine Visual Technology
            Corporation
 4.5 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to KA Investments LDC
 4.6 *      Common Stock Purchase Warrant dated March 31, 1999 issued by the
            Company to FSC Corporation
10.1 *      Loan and Securities Agreement dated March 31, 1999 by and between the Company and BankBoston, N.A.
10.2 *      Revolving Credit Note dated March 31, 1999 issued by the Company to BankBoston, N.A.
27.1        Financial Data Schedule
99.1        Employee and Director resignation letter, dated April 6, 1999, between the Registrant and Andrew Najda

 . Previously filed with the Commission as an Exhibit to, and incorporated herein by reference from our Current Report on Form 8-K filed