Form 10-Q
period 1999-07-03
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1999-08-17
CIK 936448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999
                                                  ------------

                                       or
                                       --

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    -----------

                         Commission File Number 0-25898
                                                -------


                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  04-2821358
               --------                                  ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)



   18 HARTWELL AVENUE, LEXINGTON, MA                     02421-3141
   ---------------------------------                     ----------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (781) 674-0009
                                                           --------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----


The number of shares outstanding of the registrant's common stock at August 10, 1999 was 10,291,633.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q


                                                                                 Page
                                                                                 ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of July 3, 1999 and
     January 2, 1999                                                              1

     Condensed Consolidated Statements of Operations for the three
     and six months ended July 3, 1999 and June 27, 1998                          2

     Condensed Consolidated Statements of Cash Flows for the six months ended
     July 3, 1999 and June 27, 1998                                               3

     Notes to Condensed Consolidated Financial Statements                         4

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                            19

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk

Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                        20

Item 2 - Changes in Securities and Use of Proceeds                                20

Item 3 - Defaults Upon Senior Securities                                          21

Item 4 - Submission of Matters to a Vote of Security Holders                      21

Item 5 - Other Information                                                        21

Item 6 - Exhibits and Reports on Form 8-K                                         22

   (a)   Exhibits

   (b)   Reports on Form 8-K

SIGNATURE(S)                                                                      23


PART I - FINANCIAL INFORMATION:
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                 JULY 3, 1999   JANUARY 2, 1999
                                                                                 -------------  ---------------
                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents, inclusive of restricted cash of $0 and
  $117 at July 3, 1999 and January 2, 1999 respectively                             $     74       $    413
 Accounts receivable, trade, net of allowances for doubtful
  accounts of $102 and $122, at July 3, 1999 and January 2, 1999                       2,379          2,542
 Inventories, net                                                                      1,561          1,052
 Prepaid expenses                                                                      1,077            711
                                                                                    --------       --------
  Total current assets                                                                 5,091          4,718

 Property and equipment, net                                                           2,019          2,581
 Deferred financing costs                                                                410           --
 Other assets                                                                             39             41
                                                                                    --------       --------
  Total assets                                                                      $  7,559       $  7,340
                                                                                    ========       ========

Current Liabilities:
 Revolving line of credit                                                           $  1,267       $  1,301
 Note payable to manufacturing contractor                                                490            476
 Accounts payable                                                                      2,522          2,684
 Related-party accounts payable                                                        1,434          1,218
 Accrued expenses and other current liabilities                                          649            594
 Deferred revenue                                                                       --               40
                                                                                    --------       --------
  Total current liabilities                                                            6,362          6,313

 Deferred revenue                                                                        168           --

 Commitments and contingencies                                                          --             --

 Preferred Stock $.01 par value; Series B Redeemable Convertible
  Preferred Stock,  300 shares issued and outstanding at July 3,
  1999, no shares issued and outstanding at January 2, 1999
  (liquidation value of $3 million)                                                    2,652           --

Stockholders' (deficit)  Equity:
 Preferred Stock $.01 par value; 5,000,000 shares authorized;
  Series A Convertible Preferred Stock, 2,500,894 shares issued and outstanding at July 3, 1999, 3,350,894 shares issued and
  outstanding at January 2, 1999 (at liquidation preference)
 Common Stock, $.01 par value; 20,000,000 shares authorized;                           6,877          9,215
  10,281,633 shares issued and outstanding at July 3, 1999;
  9,394,385 shares issued and outstanding at January 2, 1999                             103             94
 Additional paid-in capital, net of costs                                             39,498         35,936
 Accumulated deficit                                                                 (48,101)       (44,218)
                                                                                    --------       --------
 Total stockholders' (deficit) equity                                                 (1,623)         1,027
                                                                                    --------       --------
  Total liabilities and stockholders'  (deficit) equity                             $  7,559       $  7,340
                                                                                    ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JULY 3, 1999   JUNE 27, 1998   JULY 3, 1999  JUNE 27, 1998
                                            -------------   --------------  ------------  -------------
Net product sales                              $  1,668       $  3,785       $  4,881       $ 11,926
Net product royalty sales                           267           --              804           --
                                               --------       --------       --------       --------
Total revenue                                     1,935          3,785          5,685         11,926
Cost of sales                                     1,179          4,800          2,682         12,109
                                               --------       --------       --------       --------
  Gross margin                                      756         (1,015)         3,003           (183)

Operating expenses:
  Selling, general, and administrative            1,331          2,220          3,083          4,374
  Research and development                        1,441          1,304          2,843          2,943
                                               --------       --------       --------       --------
    Total operating expenses                      2,772          3,524          5,926          7,317

Loss from operations                             (2,016)        (4,539)        (2,923)        (7,500)
Other income (expense):
  Interest expense                                  (75)          (183)          (113)          (292)
  Other income, net                                   7            225             12            263
                                               --------       --------       --------       --------

Loss before income taxes                         (2,085)        (4,497)        (3,024)        (7,529)

Provision for income taxes                         --             --             --             --
                                               --------       --------       --------       --------
Net loss                                       $ (2,085)      $ (4,497)      $ (3,024)      $ (7,529)

Accretion of beneficial conversion feature         (829)          --             (829)           --
Series B Convertible Preferred
stock  dividend                                     (30)          --              (30)           --
                                               --------       --------       --------       --------
Net loss available to common shareholders      $ (2,944)      $ (4,497)      $ (3,883)      $ (7,529)
                                               ========       ========       ========       ========


Net loss per common share,
  basic-diluted                                $  (0.30)      $  (0.48)      $  (0.40)      $  (0.81)
                                               ========       ========       ========       ========
Weighted average common shares
  outstanding, basic-diluted                      9,854          9,317          9,630          9,258
                                               ========       ========       ========       ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                  SIX MONTHS ENDED
                                                                      JULY 3, 1999            JUNE 27, 1998
                                                                      ------------            -------------
 Cash flows from operating activities:
   Net loss                                                             $(3,024)                  $(7,529)
   Adjustments to reconcile net loss to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                                          589                       735
     Provision for bad debts                                                 26                       272
     Amortization of deferred financing costs                                41                       --
     Change in operating assets and liabilities:
       Accounts receivable                                                  136                     5,745
       Receivable due from manufacturing contractor                          --                     1,678
       Inventories                                                         (509)                    1,655
       Prepaids and other assets                                           (363)                     (381)
       Accounts payable                                                    (162)                   (4,527)
       Related-party accounts payable                                       216                       --
       Deferred revenue                                                     127                       --
       Note payable to manufacturing contractor                              14                       --
       Accrued expenses and other current liabilities                        55                      (541)
                                                                        -------                   -------
         Net cash used for operating activities                          (2,854)                   (2,893)
                                                                        -------                   -------

 Cash flows from investing activities:
     Purchase of property and equipment                                     (27)                      (48)
                                                                        -------                   -------
         Net cash used for investing activities                             (27)                      (48)
                                                                        -------                   -------

 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
      issuance cost                                                          32                      --
     Proceeds from exercise of common stock options, net                      2                       258
     Proceeds from issuance of Series B Redeemable
        Convertible Preferred Stock                                       3,000                       --
     Payments on revolving line of credit, net                              (34)                   (7,842)
     Payments on issuance costs on Series B Preferred Stock                (458)                      --
     Advances on convertible subordinated promissory note                    --                     9,102
     Advances on notes payable with manufacturing contractor, net            --                     1,166
                                                                        -------                   -------
         Net cash provided by financing activities                        2,542                     2,684
                                                                        -------                   -------

 Net change in cash and cash equivalents                                   (339)                     (257)
 Cash and cash equivalents, beginning of period                             413                     2,481
                                                                        -------                   -------
 Cash and cash equivalents, end of period                               $    74                   $ 2,224
                                                                        =======                   =======

Supplemental disclosure of non-cash financing activities:
Series B Preferred common stock dividend                                     30                        --
Deferred financing costs associated with warrants issued to
         Secured lender                                                     451                        --
Common stock warrants issued in conjunction with Series B
         Preferred                                                          348                        --
Beneficial conversion feature of Series B Preferred                         829                        --


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION:
--------------------------

  The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

  We have continued to incur substantial losses from operations and are in violation of our current loan and security agreement with our bank. We have unresolved class action litigation concerning alleged violations of securities laws, and need additional financing to continue operations, all of which raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities.

  We have prepared the accompanying condensed unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Our condensed unaudited consolidated financial statements include our accounts, our foreign sales corporation and our wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for our fiscal year ended January 2, 1999. Operating results for the three month period and six month period ended July 3, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

B.  CASH AND CASH EQUIVALENTS:
------------------------------

  As of July 3, 1999, cash and cash equivalents consisted of $74,000 invested in overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.  INVENTORIES:
----------------

 Inventories consisted of (in thousands):

                                    JULY 3, 1999           JANUARY 2, 1999
                                    ------------           ---------------

       Raw materials                   $  181                  $  448
       Work in process                      3                       3
       Finished goods                   1,377                     601
                                       ------                  ------
                                       $1,561                  $1,052
                                       ======                  ======

  The market for our products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

D.  ROYALTY AND SERVICE REVENUE RECOGNITION
-------------------------------------------

  We recognize revenue from product sales upon shipment. In addition, we recognize revenue from product royalty, support and commission fees. Under our current royalty arrangements, we earn and recognize revenue for royalty and commission fees when our royalty partner, SGI Inc. and S3 Inc., ship product. Service revenue is recognized over the lifetime of the warranty period associated with the product, typically one to three years.

  During the second quarter of 1999, we were appointed a sales agent of S3 Incorporated. Under this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and collections. In exchange for these services, S3 Inc. pays us a royalty. Product royalty sales for this business were $75,000 in the second quarter of 1999, representing 3.9% of net sales during the quarter.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI Inc. appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI Inc., we are authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution JV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $192,000 in the second quarter of 1999, representing 10.1% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

  Under our current royalty arrangements, we earn and recognize revenue for royalty and commission fees when our royalty partner, SGI Inc. and S3 Inc., ship product.

E. RELATED-PARTY TRANSACTIONS:
------------------------------

  During the fourth quarter of 1998, we entered into a Product Distribution and Procurement Agreement with Silicon Graphics. Under this agreement, and upon our request, Silicon Graphics may place orders for manufacture of Number Nine Products, implementing our technical designs. Silicon Graphics then would resell this product to Number Nine. At July 3, 1999, we had purchased $1.2 million of finished good products from Silicon Graphics under this agreement since the fourth quarter of 1998 and recognized the corresponding accounts payable liability, approximately $1.4 million, net, in our balance sheet for the period ended July 3, 1999.

  Also under this agreement, Silicon Graphics appointed us an authorized sales representative with respect to selling and marketing the Digital Flat Panel Solution Pack, through June 30, 1999. Acting as an agent of Silicon Graphics, we are authorized to do the following:

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

  In exchange for providing these services, Silicon Graphics pays us a royalty, sales commission and support fee. Product royalty sales were $192,000 in the second quarter of 1999, representing 10.1% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.



F. DEBT:
--------

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

  On March 31, 1999, we entered into a new loan and security agreement with a new major commercial bank for a secured working capital line of credit. This line of credit replaced the previous borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On August 9, 1999, prime rate was 8.0% and the 90 day LIBOR rate was 5.37%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The line of credit agreement is collateralized by substantially all the assets of our company. This agreement requires the bank approval for the payment of any dividends other than dividends on Series B Convertible Preferred Stock (the "Series B Preferred"). It also requires that we achieve certain financial covenants, including quarterly profitability targets in the second quarter of 1999. This agreement expires on December 31, 2001. In connection with this credit facility, the bank received a warrant to purchase 211,000 shares of Common Stock at an exercise price of $2.86 per share for a ten year period. These warrants have been valued, using the Black-Scholes methodology, at $451,000 and will be treated as interest expense, amortized over the life of the credit facility. The amount of amortization for the quarter ended July 3, 1999 was $41,000. We are currently in violation of certain financial covenants of this agreement, including profitability for the second of 1999. We are negotiating with the bank for a waiver of these violations at this time.

  We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note that bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of July 3, 1999, $490,000 was outstanding and is subject to payment on demand.



G. SERIES B CONVERTIBLE PREFERRED STOCK:
---------------------------------------

  On March 31 1999, we sold 300 shares of Series B Preferred Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $3 million. Holders of the Series B Preferred are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. The Series B Preferred has beneficial conversion features which are convertible into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. Holders of the Series B Preferred may only begin converting a portion of their shares on or after July 28, 1999. The right of conversion is thereafter limited to up to 25% of the shares of Series B Preferred during the first month after they become eligible for conversion, up to 50% during the second month after they become eligible for conversion and up to 100% following the third month after they become eligible for conversion. Subject to certain restrictions, we have the option to redeem the Series B Preferred at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and

118% in all other instances. The Series B Preferred automatically converts into common stock three years after the date of issuance.

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

  The carrying value of the Series B Preferred is approximately $2.7 million, net of the estimated value of the warrants, described above, associated with this transaction. The Company issued 14,526 shares, at $2.07 per share, of its common stock as payment for the quarterly dividend, valued at $30,000 to the holder of its 4% Series B Convertible Preferred Stock during the second quarter of 1999. The estimated intrinsic value of the beneficial conversion feature of the Series B Convertible Preferred Stock, estimated to be approximately $830,000 at the time of the closing of this transaction and initially charged to additional paid-in capital, has been accreted to this class of preferred stock and accounted for on the Company's records as if it were an additional dividend to the holder.

H.  SERIES A CONVERTIBLE PREFERRED STOCK:
----------------------------------------

  In May 1999, the holder of Series A Convertible Preferred Stock converted 850,000 shares of this class of stock into 850,000 shares of common stock of the Company, leaving a remaining balance of 2,500,894 shares of Series A Convertible Preferred Stock outstanding.


I. EARNINGS (LOSS) PER SHARE:
----------------------------

Basic earnings (loss) per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                    Six Months Ended
                                                              -----------------------------
                                                              July 3, 1999   JUNE 27, 1998
                                                              -------------  --------------
Basic EPS Computation
  Numerator:
     Net loss...............................................     $(3,024)        $(7,529)
     Accretion of beneficial conversion feature.............        (829)             --
     Series B Convertible Preferred stock dividend..........         (30)             --
     Net loss available to common shareholders..............     $(3,883)        $(7,529)

  Denominator:
     Weighted average common shares outstanding.............       9,630           9,258
  Basic EPS.................................................     $ (0.40)        $ (0.81)

Diluted EPS Computation:
  Numerator
     Net loss...............................................     $(3,024)        $(7,529)
     Accretion of beneficial conversion feature.............        (829)             --
     Series B Convertible Preferred stock dividend..........         (30)             --
     Net loss available to common shareholders..............     $(3,883)        $(7,529)

  Denominator:
     Weighted average common shares outstanding.............       9,630           9,258
     Stock options..........................................          --              --
                                                                 -------         -------
        Total Shares........................................       9,630           9,258
  Diluted EPS...............................................     $ (0.40)        $ (0.81)

  Potentially dilutive securities, at July 3, 1999, include stock options outstanding to purchase 1,096,854 shares, warrants to purchase approximately 1,030,000 of common stock, 2,500,894 shares of Series A Convertible Preferred Stock and 1,466,276 shares of Series B Convertible Preferred Stock. However, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

J.  RECENTLY ISSUED ACCOUNTING STANDARDS:
----------------------------------------

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

K.  INCOME TAXES:
----------------

  At January 2, 1999, we had net operating loss carryforwards of approximately $45.8 million and $49.4 million available to offset future federal and state taxable income, respectively. The federal carryforwards begin to expire in 2010 and the state carryforwards begin to expire in 2000.

L.  CONTINGENCIES:
-----------------

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996,

John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. On June 1, 1999, the District Court issued a memorandum and order dismissing the majority of Federal securities law claims asserted in all three complaints against the Company, certain directors and officers and the Managing Underwriters of the Company's 1995 Initial Public Offering. As a result of the significant reduction in the scope of the plaintiffs' claims and discussions with plaintiffs' counsel, the Company believes the plaintiffs' current settlement position would be within the range of the directors and officers liability insurance coverage amount ($8,000,000) at the time of the commencement of this litigation. The Company does not believe that this litigation will have a material adverse effect on its future financial condition and results of operations, and accordingly no provision for any liability is required in the accompanying financial statements.

  A foreign inventor has asserted claims against several PC manufacturers, including our customers, that the graphic technology included in their systems infringes the inventor's patents. Certain of our customers have notified us of these assertions and their intent to seek indemnification from us in the event these claims are successful and the infringing technology was included in products that we sold. We believe there are meritorous defenses to these claims and that if the technology in fact infringes the inventor's rights, we would have rights of indemnification from its suppliers. While we cannot assure you, we do not expect this matter to have a material adverse effect on us.

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

OVERVIEW

  Since our founding in 1982, we have introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. We have focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both Original Equipment Manufacturers ("OEMs") and two-tier and retail distribution customers. Our series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, we began shipping products utilizing our third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride/TM/. During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride/TM/ IV, and the related graphics board product, Revolution(R) IV. Also during the third quarter 1998, we announced our first jointly developed product with our strategic partner, SGI Inc.; the Digital Flat Panel Solution Pack, a digital flat panel monitor containing the first all digital high resolution display system, the SGI 1600 SW Digital Flat Panel. During the second quarter of 1999, we began shipping our newest product, SR9, using the Savage4 graphics accelerator chip from S3 Inc. We cannot assure you that our products, Revolution/TM/ 3D, which utilizes the Ticket to Ride/TM/ chip and Revolution(R) IV which utilizes the Ticket to Ride/TM/ IV chip, will be successful and marketed successfully.

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

  Our operating results may also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. Our sales to OEMs, which accounted for 57.9% of net sales in the first six months of 1999, 79.2% of net sales in 1998, and 43.8% of net sales in 1997, are particularly susceptible to fluctuations.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JULY 3, 1999 AND JUNE 27, 1998

  Net Sales: Net sales decreased 50% to $1.9 million in the second quarter of 1999 from approximately $3.8 million in the second quarter of 1998. This decrease was primarily attributable to lower sales of our proprietary 128-bit products to our OEM customers, as well as lower sales in international two-tier and retail distribution customers, as our fourth generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of our proprietary 128-bit products decreased 46% to $980,000 in the second quarter of 1999 from $1.8 million in the second quarter of 1998, representing 50.6% of net sales in the second quarter of 1999 compared to 47.4% of net sales in the second quarter of 1998. Sales of 64-bit products represented the remaining $955,000 or 49.4.% of net sales during the second quarter of 1999 compared to approximately $2.0 million or 52.6% of net sales in the second quarter of 1998.

  Sales to OEMs decreased 65%, to approximately $1.3 million in the second quarter of 1999 from approximately $3.7 million in the second quarter of 1998, representing 68.4% of net sales in the second quarter of 1999 compared to 97.4% of net sales in the second quarter of 1998. The decrease is primarily attributable to a decrease in sales to IBM from $1.6 million during the second quarter of 1998 to $81,000 in sales during the second quarter of 1999. This decrease was partially offset by sales of $500,000 for non-recurring engineering efforts associated with a design win with IBM for our SR9 graphics subsystem product.

  Royalty sales increased to $267,000 in the second quarter of 1999 from nothing for the second quarter of 1998, because, in part, we were appointed a sales agent of S3 Incorporated. Under this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and collections. In exchange for these services, S3 Inc. pays us a royalty. Product royalty sales for this business were $75,000 in the second quarter of 1999, representing 3.9% of net sales during the quarter.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI Inc. appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI Inc., we are authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $192,000 in the second quarter of 1999, representing 10.1% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

  Net sales to our domestic retail and two-tier distribution customers increased 529% to $767,000 in the second quarter of 1999 compared to $122,000 during the second quarter of 1998. Total international sales decreased 106% to ($103,000) in the second quarter of 1999 from approximately $1.8 million in the second quarter of 1998.

  Gross Profit: Gross profit was approximately $756,000 in the second quarter of 1999 compared to gross margin loss of approximately $1.0 million in the second quarter of 1998. As a percentage of net sales, gross profit improved to 39.1% in the second quarter of 1999 from a loss of 26.8% in the second quarter of 1998. The increase in gross profit during the second quarter of 1999 was largely attributable to sales of non-recurring engineering efforts associated with a design win at IBM for our SR9 graphics subsystem product, representing 25.8% of net sales, and net product royalties, representing 13.8% of net sales. In the second quarter of 1998, we experienced significant pricing pressure across all of our products resulting in price protection claims and customer returns.

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

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 40%, to approximately $1.3 million in the second quarter of 1999 from $2.2 million in the second quarter of 1998, primarily as a result of decreased headcount and lower marketing costs as we controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 68.4% in the second quarter of 1999 from 57.9% in the second quarter of 1998, primarily attributable to lower sales in the second quarter of 1999. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

  Research and Development Expenses: Research and development expenses increased 8%, to approximately $1.4 million in the second quarter of 1999 from approximately $1.3 million in the second quarter of 1998, resulting primarily from closely controlled discretionary spending and development costs associated with the introduction of our SR9 product family in the second quarter of 1999. As a percentage of net sales, research and development expenses increased to 73.7% in the second quarter of 1999 from 34.2% in the second quarter of 1998, primarily attributable to lower sales in the second quarter of 1999. We currently expect that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our development efforts.

  Interest Expense: Net interest expense for the second quarter of 1999 was $75,000 compared to interest expense of $183,000 in the second quarter of 1998. This decrease was attributable to lower average outstanding loan balances during the second quarter of 1999, as compared to the second quarter of 1998.

  Other Expense/Income: Other income totaled approximately $7,000 in the second quarter of 1999 compared to other income of $225,000 in the second quarter of 1998. Other income during the second quarter of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the second quarter of 1999 was primarily attributable to interest income.

  Provision for Income Taxes: During the second quarter of 1999 and the second quarter of 1998, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JULY 3, 1999 AND JUNE 27, 1998

  Net Sales: Net sales decreased 52% to $5.7 million in the first six months of 1999 from approximately $11.9 million in the first six months of 1998. This decrease was primarily attributable to lower sales of our proprietary 128-bit products to our OEM customers, as well as lower sales in international two-tier and retail distribution customers, as our fourth generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of our proprietary 128-bit products decreased 46% to $3.2 million the first six months of 1999 from $5.9 million in the first six months of 1998, representing 56.1% of net sales in the first six months of 1999 compared to 49.6% of net sales in the first six months of 1998. Sales of 64-bit products represented the remaining $2.5 million or 43.9.% of net sales during the first six months of 1999 compared to approximately $6.2 million or 52.1% of net sales in the first six months of 1998.

  Sales to OEMs decreased 65%, to approximately $3.3 million in the first six months of 1999 from approximately $9.5 million in the first six months of 1998, representing 57.9% in the first six months of 1999 compared to 79.8% of net sales in the first six months of 1998. The decrease is attributable to a decrease in sales to IBM from $4.2 million during the first six months of 1998 to $146,000 in sales during the first six months of 1999. This decrease was partially offset by sales of $2.0 million for non-recurring engineering efforts associated with a design win with IBM for our SR9 graphics subsystem product.

  Royalty sales increased to $804,000 in the first six months of 1999 from nothing in the first six months of 1998, because, in part, we were appointed a sales agent of S3 Incorporated. Under this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and collections. In exchange for these services, S3 Inc. pays us a royalty. Product royalty sales for this business were $75,000 in the first six months of 1999, representing 1.3% of net sales during the first six months of 1999.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI Inc. appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI Inc., we are authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $729,000 in the first six months of 1999, representing 12.8% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

  Net sales to our domestic retail and two-tier distribution customers increased 118% to $2.4 million in the first six months of 1999 compared to $1.1 million during the first six months of 1998. Total international sales decreased 98% to $131,000 in the first six months of 1999 from approximately $5.3 million in the first six months of 1998.

  Gross Profit: Gross profit was approximately $3.0 million in the first six months of 1999 compared to gross margin loss of approximately $183,000 in the first six months of 1998. As a percentage of net sales, gross profit improved to 52.6% in the first six months of 1999 from a loss of 1.5% in the first six months of 1998. The increase in gross profit during the first six months of 1999 was largely attributable to sales of non-recurring engineering efforts associated with a design win at IBM for our SR9 graphics subsystem product, representing 35.1% of net sales, and net product royalties representing 14.1% of net sales. In the first six months of 1998, we experienced significant pricing pressure across all of our products resulting in price protection claims and customer returns.

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

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased 30%, to approximately $3.1 million in the first six months of 1999 from $4.4 million in the first six months of 1998, primarily as a result of decreased headcount and lower marketing costs as we controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 54.4% in the first six months of 1999 from 37.0% in the first six months of 1998, primarily attributable to lower sales in the first six months of 1999. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

  Research and Development Expenses: Research and development expenses decreased 3%, to approximately $2.8 million in the first six months of 1999 from approximately $2.9 million in the first six months of 1998, resulting primarily from closely controlled discretionary spending in the first six months of 1999. As a percentage of net sales, research and development expenses increased to 49.1% in the first six months of 1999 from 24.4% in the first six months of 1998, primarily attributable to lower sales in the first six months of 1999. We currently expect that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our development efforts.

  Interest Expense: Net interest expense for the first six months of 1999 was $113,000 compared to interest expense of $292,000 in the first six months of 1998. This decrease was attributable to lower average outstanding loan balances during the first six months of 1999, as compared to the first six months of 1998.

  Other Expense/Income: Other income totaled approximately $12,000 in the first six months of 1999 compared to other income of $263,000 in the first six months of 1998. Other income during the first six months of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the first six months of 1999 was primarily attributable to interest income.

  Provision for Income Taxes: During the first six months of 1999 and the first six months of 1998, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Investing in our common stock is very risky. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, in addition to other information in this report.

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

  Dramatic Reductions in Sales to Significant Customers May Adversely Affect Our
  ------------------------------------------------------------------------------
Sales.  The volume and timing of orders received during a particular quarter are
-----
very difficult to forecast. Our customers can change delivery schedules or cancel orders with limited or no penalties. For example, in September 1996 Dell decided to stop buying our merchant graphics solution starting in the fourth quarter of 1996. In addition, during the third quarter of 1997, Dell reduced its purchases of our proprietary Imagine 128 Series 2 4MB VRAM product. As a result, our net sales to Dell decreased dramatically from $62.7 million during 1996 to $4.9 million during 1997. Future sales to significant customers are uncertain and depend upon the performance and pricing of our new products and their acceptance by these customers.

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

  Our Success Depends Heavily Upon Sales to a Limited Group of OEMs.  We try to
  ------------------------------------------------------------------
provide a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The PC industry has a limited number of major OEMs driving the majority of PC sales. While we are pursuing a significant portion of our business derived from the limited number of major OEMs, we cannot assure you that we will be successful in establishing profitable relationships with major OEMs. In addition, major OEMs exercise significant price pressure on their suppliers, generating lower gross margins than those of retail and distribution customers. Our failure to establish profitable relationships with major OEM customers or to maintain and increase the volume and profitability of the products manufactured for such customers would have a material adverse effect on our business.

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

  The market for our products is highly competitive. Our ability to compete successfully depends upon a number of factors both within and beyond our control, including:

 .  Product performance,
 .  Product features,
 .  Product availability,
 .  Price,
 .  Quality,
 .  Timing of our new product introductions compared with the timing of our competitors' product introductions,
 . Emergence of new video/graphics and PC standards, . Customer support, and
 .  Industry and general economic trends.

  We compete by offering products emphasizing high performance and quality, utilizing merchant chips. Commencing in the third quarter of 1999, we no longer design and manufacture our own chips. The trend in our industry is for close alliances between chip and board manufacturers leveraging their respective competitive advantages for the benefit of the customer. We strive to improve our current products and to introduce new products in order to provide a broad product line where demand justifies it. Our current principal competitors include ATI Technologies, Inc., Diamond Multimedia Systems, Inc., which was recently acquired by S3 Incorporated, a chip manufacturer, and Matrox Electronic Systems, Inc. Each of these named competitors markets graphics accelerator products that are marketed in competition with our 64-bit and 128-bit graphics accelerator products.

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

   If We Do Not Secure Additional Financing, We May Be Unable to Develop or
   ------------------------------------------------------------------------
Enhance Our Services, Take Advantage of Future Opportunities or Respond to
--------------------------------------------------------------------------
Competitive Pressures. We require substantial working capital to fund our
---------------------
business. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.


  We Depend Upon a Limited Group of Suppliers for Key Components. We depend on
  ---------------------------------------------------------------
sole or limited source suppliers for certain key components and have experienced:

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

  The Value of Our Stock Has in the Past and May in the Future Change Suddenly
  ----------------------------------------------------------------------------
and Significantly. The trading price of our common stock has been subject to
-----------------
significant fluctuations to date, and could be subject to wide fluctuations in the future, in response to many factors, including the following:

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

  Any of the above-listed actions could have a material adverse effect on our business. Several OEM customers recently sent us notices of potential indemnity claims based upon notices of infringement that they have received from a patent owner. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. We provide multimedia subsystems to our OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon our preliminary evaluation of the patent, we do not believe the infringement claims are meritorious as to our products sold to our customers. However, under the indemnity agreements or if we are directly sued, we may be required to dedicate significant management time and expense to defending ourselves or assisting our OEM customers in their defense of this or other infringement claims, regardless of merit, which could have a material adverse effect on our business. If an intellectual property claim were to be brought against any of our suppliers and the supplier was found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of our products to us, which could have a material adverse effect on our business.

  If the Series A or Series B Preferred Stock is Converted or We Issue
  --------------------------------------------------------------------
Additional Shares of Equity Securities, The Value of Those Shares of Common
---------------------------------------------------------------------------
Stock Then Outstanding May Be Diluted. To the extent that we raise additional
-------------------------------------
capital by issuing equity securities at a price or a value per share less than the then current price per share of common stock, the value of the shares of common stock then outstanding will be diluted or reduced. At present, we have two arrangements to issue additional equity securities which could result in dilution to the present common stockholders. One arrangement involves the issuance of our Series A preferred stock, each share of which was purchased or acquired for $2.75 and all of which are convertible into shares of common stock on a one for one basis. In May, 1999, the holder of Series A preferred stock
converted 850,000 shares into common stock.   Based on the number of shares of
Series A preferred stock presently outstanding and an outstanding warrant to purchase additional shares of Series A preferred stock, as of August 9, 1999, we would be required to issue up to 2,857,721 shares of common stock at a price per share that is only approximately $.75 more than the last sale price of the common stock of $2.00 on August 9, 1999. If the sale price of the common stock decreases, we may be required to issue shares of common stock at a price per share that would be less than the then current price per share.

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

  Based on the number of shares of Series B preferred stock presently outstanding and the applicable conversion price as of August 9, 1999, we would be required to issue up to 1,696,545 shares of common stock at a price per share that is approximately $.23 less than the last sale price of the common stock of $2.00 on August 9, 1999. In anticipation of price fluctuations that may reduce the conversion price, we have registered for resale up to 3,022,137 shares of common stock which would become issuable upon conversion of the Series B preferred stock if the conversion price fell as low as approximately $1.05 per share. If the conversion price fell even further, then more than 3,022,137 shares of common stock would be issuable upon conversion of the series B preferred stock.

  If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of our common stockholders.

  If Our Common Stock is Delisted From the Nasdaq Stock Market, It Would Be More
  ------------------------------------------------------------------------------
Difficult for Stockholders to Sell Shares of Our Common Stock. In order for our
-------------------------------------------------------------
common stock to continue to be listed on the Nasdaq Stock Market, we must comply with all of Nasdaq's continued listing requirements. If Nasdaq determines that we have violated any of its continued listing requirements, our common stock could be delisted. The issuance and conversion of our Series A and Series B preferred stock could cause Nasdaq to determine that we have violated up to three of its continued listing requirements. The first of the three applicable Nasdaq rules requires that our common stock have a minimum bid price per share of $1.00. Our bid price was $1.97 per share as of August 9, 1999. If the Series B preferred stock is converted at its current discount price and the common stock issued upon conversion is subsequently sold in the public market, the bid price of our common stock may be reduced to less than $1.00 per share, in which case Nasdaq may determine that a violation exists and our common stock may be delisted. The second applicable Nasdaq rule requires us to comply with the more onerous requirements for initial listing if Nasdaq determines that we have undergone a change in control or a change in financial structure. Depending on the number of shares of common stock issued upon conversion of the Series A and Series B preferred stock, Nasdaq may deem the issuance of such preferred stock to be a change in control or a change in financial structure and a violation that could result in delisting. The third applicable Nasdaq rule permits Nasdaq to delist a security if it deems it necessary to protect investors and the public interest. Therefore, if Nasdaq determines that the returns on the Series A and Series B preferred stock are excessive compared with the returns received by our common stockholders, and such excess returns are egregious, Nasdaq could delist our common stock. We currently do not meet the minimum net tangible assets requirement of $4.0 million for continued listing on the National Market System on the Nasdaq Stock Market. Nasdaq Stock Market has notified us of their intent to change the listing status of our common stock, currently on the National Market System. We formally appealed this decision, and attended the appeal hearing with Nasdaq regarding this matter. We have not yet been informed of Nasdaq's final decision.

  Our Computer System or our Suppliers' Computer System Could Fail When the Year
  ------------------------------------------------------------------------------
Changes to 2000. We use a number of computer software programs and operating
---------------
systems in our internal operations, including applications used in financial business systems and various administration functions. We also include software programs in our products. The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits to represent the year, such as 98 for 1998. On January 1, 2000, any clock or date recording mechanism which incorporates date sensitive software, using only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, or, among other things, a temporary inability to process transactions, send invoices, or engage in normal operating business activities.

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

  At this point, we do not believe we will be adversely affected, in a material manner, by the Year 2000 issue. We are actively developing a contingency plan to address any Year 2000 issues that may arise. We intend to design and implement such a contingency plan prior to the end of the third quarter of 1999, which will be based in part upon the balance of the responses we expect to receive from third parties. We will attempt to identify and resolve all Year 2000 problems that could materially affect our business operations. However, management believes that it is not possible to determine with complete certainty, that all Year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among such devices are simply too numerous. In addition, we cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, we are uncertain whether we or our clients might experience:

 . a significant number of operational inconveniences and inefficiencies that may divert our time and attention, and financial and human resources, from our ordinary business activities, and/or

 . a lesser number of serious system failures that may require significant efforts by us or our clients to prevent or alleviate material business disruptions.

  Based on the foregoing, we do not believe that the Year 2000 problem will have a material adverse effect on our business. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review. Currently, we estimate that we have spent approximately $500,000 on Year 2000 compliance. We estimate that our expense during the last half of 1999 will approximate an additional $200,000.

LIQUIDITY AND CAPITAL RESOURCES

  The accompanying financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. (See Note B of Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 2, 1999 as filed with the Commission.)

  We have continued to incur substantial losses from operations. We will need additional financing to continue operations, which raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have retained investment-banking counsel to advise us on the possible sale of equity securities, as well as to introduce and assist us in the evaluation of potential merger and partnering opportunities.

  Significant pricing pressure for our products has been experienced during 1997, 1998 and the first half of 1999, resulting in lower gross margin and higher net loss. Due to these factors, we have generated less cash flow from operations than anticipated, and therefore require more working capital.

  In the first half of 1999, we continued to incur losses on reduced revenue while pricing pressure in our industry has increased. Our operating activities used cash of approximately $2,854,000 in the first half of 1999, compared to operating activities which used cash of approximately $2,893,000 in the first half of 1998. In the first half of 1999, cash was generated through the net decrease to accounts receivable of $136,000 and an increase of $216,000 in related party accounts payable.

  In addition, an increase in inventory of $509,000 and a net decrease to accounts payable used cash of approximately $162,000. Decreases in accounts receivable have primarily been attributable to lower sales levels in the first half of 1999. We believe we can operate with lower levels of working capital relative to net sales and have committed additional resources to the management and control of our receivables and inventories. At July 3, 1999, our principal sources of liquidity consisted of approximately $74,000 of cash and cash equivalents and a maximum borrowing capacity of $15 million based on qualified accounts receivable balances, under our revolving line of credit, as described below.

  In the first half of 1999, investing activities used cash of approximately $27,000 for purchases of computer and office equipment compared to $48,000 for purchases and office equipment in the first half of 1998. Financing activities provided cash of approximately $2.5 million during the first half of 1999, attributable to the $3.0 million proceeds from issuing Series B Preferred, partially offset by a cost associated with this financing of $458,000. During the first half of 1998, financing activities provided cash of $2.7 million attributable mostly to advances of $9.1 million made against certain convertible subordinated promissory notes and partially offset by a reduction of the outstanding balance of the revolving credit facility by $7.8 million.

  As of January 2, 1999, approximately $1.3 million was outstanding under our then revolving credit facility (the "Prior Loan Agreement"). This Prior Loan Agreement was subsequently replaced on March 31, 1999 by a new credit facility with a major commercial bank and at more favorable financial terms to us. The Prior Loan Agreement contained financial covenants including, but not limited to, a minimum current ratio, minimum tangible net worth, a maximum debt to tangible net worth ratio, and maximum quarterly net loss. The Prior Loan Agreement also gave the lender the right to call the loan in the event of a material adverse change in our business and prohibited us from paying dividends without the consent of the lender. We were not in compliance with certain terms of our Prior Loan Agreement from time to time and as a result had entered into amendments and forbearance agreements revising and waiving certain covenants in the Prior Loan Agreement. We had received such a forbearance arrangement from the lender for noncompliance with certain covenants in the Prior Loan Agreement, which was effective until March 31, 1999. Under this forbearance agreement, the maximum amount we could borrow was $3.0 million.

The Prior Loan Agreement initially expired on December 2, 1998, but was extended through forbearance agreements until March 31, 1999.

  On March 31, 1999, we entered into a loan and security agreement with a major commercial bank for a secured working capital line of credit. This line of credit replaces the current borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On August 5, 1999, the prime rate was 8.0% and the 90 day LIBOR rate of 5.37%.

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

  As of July 3, 1999, we had outstanding indebtedness to the bank of $1,267,000. We are currently in violation of certain financial covenants of this agreement, including profitability for the second quarter of 1999. We are negotiating with the bank for a waiver of these violations at this time.

  We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of July 3, 1999, $490,000 was outstanding and is subject to payment on demand.

  On March 31 1999, we sold 300 shares of Series B Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $3 million. Holders of the Series B Preferred are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. The Series B Preferred has beneficial conversion features which entitles holders to convert their shares into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. Holders of the Series B Preferred may only begin converting a portion of their shares on or after July 28, 1999. The right of conversion is thereafter limited to up to 25% of the shares of Series B Preferred during the first month after they become eligible for conversion, up to 50% during the second month after they become eligible for conversion and up to 100% following the third month after they become eligible for conversion. Subject to certain restrictions, we have the option to redeem the Series B Preferred at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and 118% in all other instances. The Series B Preferred automatically converts into common stock three years after the date of issuance.

  We are currently discussing with several financial institutions and high net worth individuals the terms of an equity investment in the Company. We have received an advance of this investment in the amount of $300,000 on August
3, 1999. This advance has taken the form of a demand note at an interest rate of 10% per annum. We believe that this note will be converted into equity upon the completion of this financing.

  We believe that our existing cash balances plus funds generated from product sales, together with our new working capital line of credit and the anticipated equity financing described above, will be sufficient to fund operations at anticipated levels through the third quarter of 1999. The planned new financing, and new revolving credit facility should be beneficial to our efforts to fund operations into the third quarter of 1999. However future growth in sales, significant losses and limitations of credit terms by suppliers, and/or continued increases in working capital required by our business, future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. No assurances can be given that any additional financing will be available to us on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. On June 1,1999, the District Court issued a memorandum and order dismissing the majority of Federal securities law claims against the Company, directors and officers and the Managing Underwriters of the Company's 1995 Initial Public Offering. As a result of the significant reduction in the scope of the plaintiffs' claims and discussions with the plaintiffs' counsel, the Company believes that the plaintiffs' current settlement position would be within the range of the directors and officers liability insurance coverage amount ($8,000,000) at the time of the commencement of this litigation. The Company does not believe that this litigation will have a material adverse effect on its future financial condition and results of operation. Accordingly, the Company believes that no provision for any liability is required in the accompanying financial statements.
  A foreign inventor has asserted claims against several PC manufacturers, including our customers, that the graphics technology included in their systems infringes the inventor's patents. Certain of our customers have notified us of these assertions and their intent to seek indemnification from us in the event these claims are successful and the infringing technology was included in products that we sold. We believe there are meritorious defenses to these claims and that if the technology in fact infringes the inventor's rights, we would have rights of indemnification from its suppliers. While we cannot assure you, we do not expect this matter to have a material adverse effect on us.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

 (a)  Not applicable.

 (b)  Not applicable.

 (c) (1) Securities sold

     I. On April 27,1999, the Company issued to S3 Incorporated a two year warrant to purchase up to 300,000 shares of its common stock at an exercise price of $2.49 per share.
     II. In May, 1999 the holder of Series A Convertible Preferred Stock converted 850,000 shares of this class of stock into 850,000 of the Company's common stock.

     III. During the quarter ended July 3, 1999, the Company issued an aggregate of 920 shares of its common stock to two employees in connection with its stock option plans at an weighted average price of $2.17 per share.
     IV. On July 3, 1999, the Company issued to the holder of the Series B Convertible Preferred Stock a quarterly dividend in the amount of 14,526 shares of its common stock.

(2) Underwriter. No underwriters were involved in these transactions.

(3) Consideration

     I. The warrant to S3 Incorporated was issued in connection with a joint project with the Company that resulted in a significant design award at a major PC OEM customer.
    II. The Company received 850,000 shares of Series A Convertible Preferred Stock in exchange for common stock.
    III. The Company received $2,000 for the issuance of its common stock from its stock option plans.
    IV. There was no other consideration received with respect to the issuance of 14,526 shares of its common stock as a quarterly dividend to the holder of the Series B Convertible Preferred Stock.

(4) Exemption from registration claimed. The Company issued the securities in those transactions in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because none of these transactions involved any public offering by the Company.

(5) Terms of conversion or exercise. The warrant issued to S3 Incorporated to purchase up to 300,000 shares of the Company's common stock at an exercise price of $2.49 per share is exercisable over a two year period commencing April 27,1999.

(6)  Use of proceeds.

 Not applicable.

(d)  Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

 Not Applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not Applicable

ITEM 5  OTHER INFORMATION

The Company's adjourned annual meeting of shareholders was held on July 9, 1999 with the following results:

1. Dr. Fouad H. Nader was re-elected as a Class A director to serve until 2002. The vote was 5,419,932 shares for and 95,856 shares withheld their vote.
2. The proposal to increase the authorized amount common stock by 10,000,000 shares from 20,000,000 shares to 30,000,000 shares was approved. The vote was 5,204,070 shares for, 287,676 shares against, 24,042 shares abstained from voting.
3. The proposal to issue more than 1,883,236 shares of common stock upon conversion of 300 shares of Series B Convertible Preferred Stock was approved. The vote was 5,082,350 shares for, 214,683 shares against, 60,567 shares abstained and there were broker non votes of 158,188 shares.
4. The adoption of the 1999 Employee Director and Consultant Stock Option Plan was approved. The vote was 5,043,338 shares for, 266,770 shares against, 47,492 shares abstained and there were 158,188 broker non votes.
5. The appointment of PricewaterhouseCoopers L.L.P. as the Company's independent public accountants for the fiscal year January 1, 2000 was approved. The vote was 5,464,680 shares for, 29,465 shares against and 21,643 shares abstained

  In July, 1999, the Company announced the appointment of Dr. John William Poduska and Mr. Edward L. Breslow as members of its Board of Directors.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q

     Exhibit Number         Description
     --------------         -----------
      4.1                   Common Stock Purchase Warrant dated April 27, 1999
                            issued by the Company to S3 Incorporated
     10.1                   Employment Agreement with Wallace E. Smith
     27.1                   Financial Data Schedule

(b) Reports on Form 8-K

     One report on Form 8-K, dated March 31,1999 was filed on April 12, 1999. This report described the terms of agreement for the sales of Series B Convertible Preferred Stock and the working capital debt financing agreement with a major commercial bank.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION


Date:  August 17,1999
                            By: /s/ Timothy J. Burns
                               --------------------------------
                               Timothy J. Burns
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


Date: August 17,1999
                            By: /s/ William L. Ralph
                               --------------------------------
                               William L. Ralph
                               Chief Operating Officer
                               (Principal Operating
                               Officer)

                                  EXHIBIT INDEX

      Exhibit Number         Description
      --------------         -----------
      4.1                    Common Stock Purchase Warrant dated April 27, 1999
                             issued by the Company to S3 Incorporated
     10.1                    Employment Agreement with Wallace E. Smith
     27.1                    Financial Data Schedule