Form 10-Q
period 1999-10-02
NUMBER NINE VISUAL TECHNOLOGY CORP
filed 1999-11-16
CIK 936448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999
                                                ---------------

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
The number of shares outstanding of the registrant's common stock at November 12, 1999 was 10,415,992.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION

                               INDEX TO FORM 10-Q



                                                                                    Page
                                                                                    ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets as of October 2, 1999 and
     January 2, 1999                                                                  1

     Condensed Consolidated Statements of Operations for the three and nine months
     ended October 2, 1999 and October 3, 1998                                        2

     Condensed Consolidated Statements of Cash Flows for the nine months ended
     October 2, 1999 and October 3, 1998                                              3

     Notes to Condensed Consolidated Financial Statements                             4

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                   22


Part II - Other Information:
----------------------------

Item 1 - Legal Proceedings                                                            23

Item 2 - Changes in Securities and Use of Proceeds                                    23

Item 3 - Defaults Upon Senior Securities                                              24

Item 4 - Submission of Matters to a Vote of Security Holders                          24

Item 5 - Other Information                                                            24

Item 6 - Exhibits and Reports on Form 8-K                                             25

    (a) Exhibits

    (b) Reports on Form 8-K

SIGNATURE(S)                                                                          26

PART I  FINANCIAL INFORMATION:
------------------------------

Item 1  Financial Statements

                   NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                        October 2, 1999      JANUARY 2, 1999
                                                                        ---------------      ---------------
                                                                         (unaudited)
Current assets:
 Cash and cash equivalents, inclusive of restricted cash of $0 and        $     58               $    413
  $117 at October 2, 1999 and January 2, 1999, respectively
 Accounts receivable, trade, net of allowances for doubtful                  1,881                  2,542
  accounts of $168 and $122, at October 2, 1999 and January 2, 1999
 Inventories, net                                                              822                  1,052
 Prepaid expenses                                                            1,260                    711
                                                                          --------               --------
  Total current assets                                                       4,021                  4,718

 Property and equipment, net of $6,816 in accumulated depreciation           1,724                  2,581
 Deferred financing costs                                                      369                      -
 Other assets                                                                   39                     41
                                                                          --------               --------
  Total assets                                                            $  6,153               $  7,340
                                                                          ========               ========

CURRENT LIABILITIES:
 Accounts payable, trade                                                  $  3,182               $  2,684
 Revolving line of credit                                                    1,595                  1,301
 Related-party accounts payable, trade                                       1,017                  1,218
 Demand note payable                                                           300                      -
 Related-party promissory note payable                                         240                      -
 Note payable to manufacturing contractor                                      497                    476
 Accrued expenses and other current liabilities                                621                    594
 Deferred revenue                                                                -                     40
                                                                          --------               --------
  Total current liabilities                                                  7,452                  6,313

 Deferred revenue                                                              312                      -

 Commitments and contingencies                                                   -                      -

 Preferred Stock, $.01 par value; Series B Redeemable Convertible            3,000                      -
  Preferred Stock,  300 shares issued and outstanding at October 2,
  1999, no shares issued and outstanding at January 2, 1999
  (liquidation value of $3 million)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $.01 par value; 5,000,000 shares authorized;               6,877                  9,215
  Series A Convertible Preferred Stock, 2,500,894 shares issued and outstanding at October 2, 1999, 3,350,894 shares issued and outstanding at January 2, 1999 (at liquidation preference)
 Common Stock, $.01 par value; 30,000,000 shares authorized;                   104                     94
  10,358,799 shares issued and outstanding at October 2, 1999;
  9,394,385 shares issued and outstanding at January 2, 1999
 Additional paid-in capital, net of costs                                   39,589                 35,936
 Accumulated deficit                                                       (51,181)               (44,218)
                                                                          --------               --------
 Total stockholders' equity (deficit)                                       (4,611)                 1,027
                                                                          --------               --------
  Total liabilities and stockholders' equity (deficit)                    $  6,153               $  7,340
                                                                          ========               ========

The accompanying notes are an integral part of the condensed consolidated financial statements

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  OCTOBER 2, 1999      OCTOBER 3, 1998       October 2, 1999       OCTOBER 3, 1998
                                                  ---------------      ---------------       ---------------       ---------------
Net product sales                                     $ 1,736              $ 1,471              $ 6,617                 $ 13,397
Net product royalty sales                                 753                    -                1,557                        -
                                                      -------              -------              -------                 --------
Total revenue                                           2,489                1,471                8,174                   13,397
Cost of sales                                           1,922                1,894                4,605                   14,003
                                                      -------              -------              -------                 --------
  Gross margin                                            567                 (423)               3,569                     (606)

Operating expenses:
  Selling, general, and administrative                  1,853                1,576                4,935                    5,963
  Research and development                              1,327                1,364                4,170                    4,293
                                                      -------              -------              -------                 --------
    Total operating expenses                            3,180                2,940                9,105                   10,256

Loss from operations                                   (2,613)              (3,363)              (5,536)                 (10,862)

Other income (expense):
  Interest expense                                       (101)                 (81)                (200)                    (374)
  Other income (expense), net                              12                  (84)                  11                      178
                                                      -------              -------              -------                 --------

Loss before income taxes                               (2,702)              (3,528)              (5,725)                 (11,058)

Provision for income taxes                                  -                    -                    -                        -
                                                      -------              -------              -------                 --------
Net loss                                              $(2,702)             $(3,528)             $(5,725)                $(11,058)

Accretion of beneficial conversion feature                  -                    -                 (829)                       -
Accretion of commmon stock warrants                      (348)                   -                 (348)                       -
Series B Preferred Stock dividend                         (30)                   -                  (60)                       -
                                                      -------              -------              -------                 --------
Net loss available to common shareholders             $(3,080)             $(3,528)             $(6,962)                $(11,058)
                                                      =======              =======              =======                 ========
Net loss per common share,
    basic - diluted                                    $(0.30)              $(0.38)              $(0.71)                  $(1.19)
                                                      =======              =======              =======                 ========

Weighted average common shares outstanding
  basic - diluted                                      10,314                9,361                9,858                    9,294
                                                      =======              =======              =======                 ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                                       NINE MONTHS ENDED
                                                                            OCTOBER 2, 1999         OCTOBER 3, 1998
                                                                            ---------------         ---------------
 Cash flows from operating activities:
   Net loss                                                                    $(5,725)                 $(11,058)
   Adjustments to reconcile net loss to net cash
     Provided by (used for) operating activities:
     Depreciation and amortization                                                 892                     1,089
     Provision for bad debts                                                        77                       159
     Amortization of deferred financing costs                                       82                         -
     Change in operating assets and liabilities:
       Accounts receivable                                                         584                     7,870
       Receivable due from manufacturing contractor                                  -                     1,678
       Inventories                                                                 230                     1,675
       Prepaids and other assets                                                  (547)                     (559)
       Accounts payable                                                            498                    (3,501)
       Related-party accounts payable                                             (201)                        -
       Deferred revenue                                                            272                         -
       Note payable to manufacturing contractor                                     21                         -
       Demand note payable                                                         300                         -
       Related-party promissory note payable                                       240                         -
       Accrued expenses and other current liabilities                               27                      (746)
                                                                               -------                  --------
         Net cash used for operating activities                                 (3,250)                   (3,393)
                                                                               -------                  --------

 Cash flows from investing activities:
     Purchase of property and equipment                                            (35)                     (375)
                                                                               -------                  --------
         Net cash used for investing activities                                    (35)                     (375)
                                                                               -------                  --------

 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance                        85                        35
      costs
     Proceeds from exercise of common stock options, net                            10                         -
     Proceeds from issuance of Series B Preferred Stock                          3,000                         -
     Borrowings (payments) on revolving line of credit, net                        294                    (7,831)
     Payments on issuance costs on Series B Preferred Stock                       (459)                        -
     Advances on convertible subordinated promissory note                            -                     9,000
     Interest converted to Series A Preferred Stock                                  -                       248
     Advances on notes payable with manufacturing contractor, net                    -                       469
                                                                               -------                  --------
         Net cash provided by financing activities                               2,930                     1,921
                                                                               -------                  --------

 Net change in cash and cash equivalents                                          (355)                   (1,847)
 Cash and cash equivalents, beginning of period                                    413                     2,481
                                                                               -------                  --------
 Cash and cash equivalents, end of period                                      $    58                  $    634
                                                                               =======                  ========

Supplemental disclosure of non-cash financing activities:
Conversion of convertible subordinated promissory note to
   Series A Preferred Stock, net                                                     -                  $  9,000
Conversion of Series A Preferred Stock to common stock                         $ 2,338                         -
Common stock dividend on Series B Preferred Stock                                   60                         -
Deferred financing costs associated with warrants issued to
   Secured lender                                                                  451                         -
Common stock warrants issued in conjunction with Series B
   Preferred Stock                                                                 348                         -
Beneficial conversion feature of Series B Preferred Stock                          829                         -

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NUMBER NINE VISUAL TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION:
-------------------------

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

  We have prepared the accompanying condensed unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Our condensed unaudited consolidated financial statements include our accounts, our foreign sales corporation and our wholly-owned German subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements. The financial statements herein should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for our fiscal year ended January 2, 1999. Operating results for the three month period and nine month period ended October 2, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

B.  CASH AND CASH EQUIVALENTS:
------------------------------

  As of October 2, 1999, cash and cash equivalents consisted of $58,000 invested in overnight and money market mutual funds comprised of obligations which are issued or guaranteed as to principal and interest by the U.S. government and thus constitute direct obligations of the United States of America with a dollar-weighted average maturity of 90 days or less.

C.  INVENTORIES:
----------------

 Inventories consisted of (in thousands):

                                   OCTOBER 2, 1999         JANUARY 2, 1999
                                    ---------------         ---------------
       Raw materials                     $115                    $  448
       Work in process                      3                         3
       Finished goods                     704                       601
                                         ----                    ------
                                         $822                    $1,052
                                         ====                    ======
  The market for our products is characterized by rapid technological advances, frequent new product life cycles, product obsolescence, changes in customer requirements, evolving industry standards, significant competition and rapidly changing pricing.

D. ROYALTY AND SERVICE REVENUE RECOGNITION:
-------------------------------------------

  We recognize revenue from product sales upon shipment. In addition, we recognize revenue from product royalty, support and commission fees. Under our current royalty arrangements, we earn and recognize revenue for royalty and commission fees when our royalty partners, Silicon Graphics, Inc. ("SGI") and S3 Inc., ship product. Service revenue is recognized over the lifetime of the warranty period associated with the product, typically one to three years. There is no cost of sales associated with royalty revenue.

  During the second quarter of 1999, we were appointed a sales agent of S3 Inc. In this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and collections. In exchange for these services, S3 Inc. pays us a royalty. Product royalty sales for this business were $344,000 in the third quarter of 1999, representing 13.8% of net sales during the quarter.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI, we were authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution(R) IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $409,000 in the third quarter of 1999, representing 16.4% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

E. RELATED-PARTY TRANSACTIONS:
------------------------------

  SGI currently owns 2,500,894 shares of Series A Preferred Stock and 395,000 shares of common stock, representing ownership of 22.4% in Number Nine.

  During the fourth quarter of 1998, we entered into a Product Distribution and Procurement Agreement with SGI. Under this agreement, and upon our request, SGI may place orders for manufacture of Number Nine Products, implementing our technical designs. SGI then would resell this product to Number Nine. At October 2, 1999, we had purchased $3.4 million of finished good products from SGI under this agreement since the fourth quarter of 1998 and recognized the corresponding accounts payable liability, approximately $1.0 million, net, in our balance sheet for the period ended October 2, 1999.

F.  DEBT:
---------

  On March 31, 1999, we entered into a new loan and security agreement with a new major commercial bank for a secured working capital line of credit. This line of credit replaced the previous borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15.0 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On November 3, 1999, prime rate was 8.25% and the 90 day LIBOR rate was 6.11%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The line of credit agreement is collateralized by substantially all the assets of our company. On October 2, 1999, $1.6 million was outstanding under the line of credit. The loan agreement requires the bank approval for the payment of any dividends other than dividends on Series B Convertible Preferred Stock (the "Series B Preferred"). It also requires that we achieve certain financial covenants, including quarterly profitability targets. This agreement expires on December 31, 2001. In connection with this credit facility, the bank received a warrant to purchase 211,000 shares of Common Stock at an exercise price of $2.86 per share for a ten year period. These warrants have been valued, using the Black-Scholes methodology, at $451,000 and will be treated as interest expense, amortized over the life of the credit facility. The amount of amortization for the quarter ended October 2, 1999 was $41,000. We are currently in violation of certain financial covenants of this agreement, including profitability for the second and third quarters of 1999, certain key financial ratios and the maintenance of a minimum excess borrowing availability. We are negotiating a forbearance agreement with the bank, which will include the requirement that we refinance this credit facility with another lender within a short-time period. As a result of our violation of these financial covenants, the bank has reduced the maximum borrowing amount to $4.0 million and has increased the annual interest rate to the Prime rate plus 4%.

  We have entered into promissory notes with two of our Board of Director members. As of October 2, 1999, $240,000 was outstanding and is subject to payment on demand. Under the terms of the note payable, these notes bear interest at the rate of 4.0% plus Prime.

  We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note that bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of October 2, 1999, $497,000 was outstanding and is subject to payment on demand.


G.  SERIES B CONVERTIBLE PREFERRED STOCK:
-----------------------------------------

  On March 31 1999, we sold 300 shares of Series B Preferred Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $2.5 million. Holders of the Series B Preferred are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. The Series B Preferred has beneficial conversion features which are convertible into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. After October 28, 1999, holders of the Series B Preferred may convert all of their shares. Subject to certain restrictions, we have the option to redeem the Series B Preferred at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and 118% in all other instances. The Series B Preferred automatically converts into common stock three years after the date of issuance. Since our Common Stock was delisted from the Nasdaq National Market System, the holder of Series B Preferred has mandatory redemption rights for the full amount of their investment.

  In addition, the investor received a three year warrant to purchase 195,000 shares of our common stock at an exercise price of $3.45 per share. We also issued a three-year warrant to purchase 30,000 shares of our common stock at $3.45 per share to the broker involved with this transaction. The total value of both of these warrants is estimated to be approximately $348,000 and was initially charged to additional paid-in capital. In the third quarter of 1999, this value has been accreted to Series B Preferred stock and is accounted for on our records as if it were an additional dividend to the holder.

  The carrying value of the Series B Preferred is approximately $3.0 million. We issued 26,810 shares, at $1.12 per share, of our common stock as payment for the quarterly dividend, valued at $30,000 to the holder of its 4% Series B Convertible Preferred Stock during the third quarter of 1999. The estimated intrinsic value of the beneficial conversion feature of the Series B Convertible Preferred Stock, estimated to be approximately $830,000 at the time of the closing of this transaction and initially charged to additional paid-in capital, has been accreted to this class of preferred stock and accounted for on our records as if it were an additional dividend to the holder.

H.  SERIES A CONVERTIBLE PREFERRED STOCK:
-----------------------------------------

  In May 1999, the holder of Series A Convertible Preferred Stock converted 850,000 shares of this class of stock into 850,000 shares of our common stock, leaving a remaining balance of 2,500,894 shares of Series A Convertible Preferred Stock outstanding.

I. EARNINGS (LOSS) PER SHARE:
-----------------------------

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

  The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                            NINE MONTHS ENDED
                                                      -----------------------------
                                                       OCTOBER 2,      OCTOBER 3,
                                                          1999            1998
                                                      -------------  --------------
Basic EPS Computation
  Numerator:
     Net loss ....................................      $ (5,725)      $(11,058)
     Accretion of beneficial conversion feature ..          (829)          --
     Accretion of common stock warrants...........          (348)          --
     Series B Convertible Preferred stock dividend           (60)          --
     Net loss available to common shareholders ...      $ (6,962)      $(11,058)

  Denominator:
     Weighted average common shares outstanding ..         9,858          9,294
  Basic EPS ......................................      $  (0.71)      $  (1.19)

Diluted EPS Computation:
  Numerator
     Net loss ....................................      $ (5,725)      $(11,058)
     Accretion of beneficial conversion feature ..          (829)          --
     Accretion of common stock warrants...........          (348)          --
     Series B Convertible Preferred stock dividend           (60)          --
     Net loss available to common shareholders ...      $ (6,962)      $(11,058)

  Denominator:
     Weighted average common shares outstanding ..         9,858          9,294
     Stock options ...............................          --             --
                                                        --------       --------
        Total shares .............................         9,858          9,294
  Diluted EPS ....................................      $  (0.71)      $  (1.19)

  Potentially dilutive securities, at October 2, 1999, include stock options outstanding to purchase 1,243,462 shares of common stock, warrants to purchase approximately 1,030,000 shares of common stock, 2,500,894 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 2,740,978 shares of Series B Convertible Preferred Stock. However, such securities have not been included in the net loss per common share calculation because their effect would be antidilutive.

J. RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------

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


K  INCOME TAXES:
----------------

  At January 2, 1999, we had net operating loss carryforwards of approximately $45.8 million and $49.4 million available to offset future federal and state taxable income, respectively. The federal carryforwards begin to expire in 2010 and the state carryforwards begin to expire in 2000.

L.  CONTINGENCIES:
------------------

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. On June 1, 1999, the District Court issued a memorandum and order dismissing the majority of Federal securities law claims asserted in all three complaints against Number Nine, certain directors and officers and the Managing Underwriters. As a result of the significant reduction in the scope of the plaintiffs' claims and discussions with plaintiffs' counsel, Number Nine believes the plaintiffs' current settlement position would be within the range of the directors and officers' liability insurance coverage amount at the time of the commencement of this litigation. Number Nine does not believe that this litigation will have a material adverse effect on its future financial condition and results of operations, and accordingly no provision for any liability is required in the accompanying financial statements.

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

OVERVIEW

  Since our founding in 1982, we have introduced successive generations of video/graphics subsystems providing advanced video/graphics performance in desktop PCs. We have focused on providing a broad line of high-performance hardware and software video/graphics solutions, targeting both Original Equipment Manufacturers ("OEMs") and two-tier and retail distribution customers. Our series of 128-bit proprietary accelerators have been recognized as some of the highest performance graphics products available to the desktop PC market. During the third quarter of 1997, we began shipping products utilizing our third generation proprietary 128-bit graphics accelerator chip technology, Ticket to Ride/TM/. During the third quarter of 1998, we began shipping our fourth generation proprietary 128-bit video/graphics accelerator chip, Ticket to Ride/TM/ IV, and the related graphics board product, Revolution(R) IV. Also during the third quarter 1998, we announced our first jointly developed product with our strategic partner, SGI; the Digital Flat Panel Solution Pack, a digital flat panel monitor containing the first all digital high resolution display system, the SGI 1600 SW Digital Flat Panel. During the second quarter of 1999, we began shipping our newest product, SR9, using the Savage4 graphics accelerator chip from S3 Inc. We cannot assure you that our products, Revolution/TM/ 3D, which utilizes the Ticket to Ride/TM/ chip and Revolution(R) IV which utilizes the Ticket to Ride/TM/ IV chip, will be successful and marketed successfully.

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

  Our operating results may also be adversely affected by general economic and other conditions affecting the timing of customer orders, a downturn in the market for PCs, and order cancellations or rescheduling. Our sales to OEMs, which accounted for 56.1% of net sales in the first nine months of 1999, 79.2% of net sales in 1998, and 43.8% of net sales in 1997, are particularly susceptible to fluctuations.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

  Net Sales: Net sales increased 67% to $2.5 million in the third quarter of 1999 from approximately $1.5 million in the third quarter of 1998. This increase was primarily attributable to increased sales in international and domestic two-tier and distribution customers. Net sales of our proprietary 128-bit products increased 85% to $997,000 in the third quarter of 1999 from $538,000 in the third quarter of 1998, representing 39.9% of net sales in the third quarter of 1999 compared to 35.9% of net sales in the third quarter of 1998. Sales of 64-bit products represented the remaining $1.5 million or 60.0.% of net sales during the third quarter of 1999 compared to approximately $936,000 or 62.4% of net sales in the third quarter of 1998.

  Sales to OEMs decreased 32%, to approximately $1.3 million in the third quarter of 1999 from approximately $1.9 million in the third quarter of 1998, representing 52% of net sales in the third quarter of 1999 compared to 126.7% of net sales in the third quarter of 1998. The decrease is primarily attributable to a decrease in sales to IBM from $864,000 during the third quarter of 1998 to $279,000 in sales during the third quarter of 1999. This decrease is due to our transition from direct product sales of graphics accelerator subsystems to OEM customers, towards royalty-based sales. As a result of this change, we recognize lower revenues, but higher product gross profit.

  Royalty sales increased to $753,000 in the third quarter of 1999 from nothing for the third quarter of 1998, because, in part, we were appointed a sales agent of S3 Inc. Under this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and collections. In exchange for these services, S3 Inc. pays us a royalty. Product royalty sales for this business were $344,000 in the third quarter of 1999, representing 13.8% of net sales during the quarter.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI, we were authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $409,000 in the third quarter of 1999, representing 16.4% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

  Net sales to our domestic retail and two-tier distribution customers increased 58% to $1.1 million in the third quarter of 1999 compared to $696,000 during the third quarter of 1998. Total international sales increased 126% to $126,000 in the third quarter of 1999 from approximately ($472,000) in the third quarter of 1998.

  Gross Profit: Gross profit was approximately $567,000 in the third quarter of 1999 compared to gross margin loss of approximately $423,000 in the third quarter of 1998. As a percentage of net sales, gross profit improved to 22.8% in the third quarter of 1999 from a loss of 28.8% in the third quarter of 1998. The increase in gross profit during the third quarter of 1999 was largely attributable to an increase in net product royalties, representing 30.1% of net sales. As we transition from direct product sales of graphics accelerator subsystems, towards royalty-based sales to OEM customers, we expect to recognize lower revenues, but higher product gross profit. In the third quarter of 1998, we experienced significant pricing pressure across all of our products resulting in price protection claims and customer returns.

  Our future prospects will depend in part on our ability to successfully manage our product transitions and fluctuating component costs, particularly memory components and control inventory as new products are introduced. We may not be successful in managing these changes. While we reserve for anticipated charges, based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, reductions in sales and returns of older generation products may give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations", may have a negative impact on gross margin.

  Selling, General and Administrative Expenses:   Selling, general and
administrative expenses increased 19%, to approximately $1.9 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, primarily as a result of increased headcount and discretionary spending associated with the introduction of our SR9 product family in the third quarter of 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 76.0% in the third quarter of 1999 from 106.7% in the third quarter of 1998, primarily attributable to lower sales in the third quarter of 1998. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

  Research and Development Expenses: Research and development expenses decreased 7%, to approximately $1.3 million in the third quarter of 1999 from approximately $1.4 million in the third quarter of 1998, resulting primarily from closely controlled discretionary spending and development costs associated with the introduction of our SR9 product family in the second quarter of 1999. As a percentage of net sales, research and development expenses decreased to 52.0% in the third quarter of 1999 from 93.3% in the third quarter of 1998, primarily attributable to higher sales in the third quarter of 1999. We currently expect that research and development expenses will increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our development efforts.

  Interest Expense: Net interest expense for the third quarter of 1999 was $101,000 compared to interest expense of $81,000 in the third quarter of 1998. This increase was attributable to higher average outstanding loan balances during the third quarter of 1999, as compared to the third quarter of 1998.

  Other Expense/Income: Other income totaled approximately $12,000 in the third quarter of 1999 compared to other expense of $84,000 in the third quarter of 1998. Other income during the third quarter of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the third quarter of 1999 was primarily attributable to interest income.

  Provision for Income Taxes: During the third quarter of 1999 and the third quarter of 1998, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

  Net Sales: Net sales decreased 39% to $8.2 million in the first nine months of 1999 from approximately $13.4 million in the first nine months of 1998. This decrease was primarily attributable to lower sales of our proprietary 128-bit products to our OEM customers, as well as lower sales in international two-tier and retail distribution customers, as our fourth generation proprietary 128-bit video/graphics accelerator chip nears the end of its product life cycle. Net sales of our proprietary 128-bit products decreased 34% to $4.2 million the first nine months of 1999 from $6.4 million in the first nine months of 1998, representing 51.2% of net sales in the first nine months of 1999 compared to 47.8% of net sales in the first nine months of 1998. Sales of 64-bit products represented the remaining $4.0 million or 48.8% of net sales during the first nine months of 1999 compared to approximately $7.0 million or 52.2% of net sales in the first nine months of 1998.

  Sales to OEMs decreased 60%, to approximately $4.6 million in the first nine months of 1999 from approximately $11.4 million in the first nine months of 1998, representing 56.1% of net sales in the first nine months of 1999 compared to 85.1% of net sales in the first nine months of 1998. The decrease is primarily attributable to a decrease in sales to IBM from $5.1 million during the first nine months of 1998 to $843,000 in sales during the first nine months of 1999. This decrease in IBM sales is attributable to our transition from direct product sales of graphics accelerator subsystems, towards royalty-based sales. As a result of this change, we expect to recognize lower revenues, but higher product gross profit. This decrease was partially offset by sales of $2.0 million for non-recurring engineering efforts associated with a design win with IBM for our SR9 graphics subsystem product.

  Royalty sales increased to $1.6 million in the first nine months of 1999 from nothing in the first nine months of 1998, because, in part, we were appointed a sales agent of S3 Inc. In this role, we provide engineering development, technical and customer support for the SR9 graphics accelerator board. We also provide administrative duties such as order entry, invoicing and
collections.   In exchange for these services, S3 Inc. pays us a royalty.
Product royalty sales for this business were $418,000 in the first nine months of 1999, representing 5.1% of net sales during the first nine months of 1999.

  During the fourth quarter of 1998, we entered into a Product Distribution Agreement with SGI. Under this agreement, SGI appointed us as an authorized sales agent with respect to selling and marketing the Digital Flat Panel Solution Pack. Acting as an agent of SGI, we were authorized to sell and market the Digital Flat Panel Solution Pack to distributors and certain OEM customers. We provide technical and customer support for the Revolution IV-FP graphics subsystem component of the Digital Flat Panel Solution Pack, and provide administrative duties such as order entry, invoicing and collections. In exchange for providing these services, SGI pays us a royalty, sales commission and support fee. These product royalty sales were $1.2 million in the first nine months of 1999, representing 14.6% of net sales during the quarter. The Product Distribution Agreement with SGI expired on June 30, 1999. We are currently working with SGI to define the terms of our continuing relationship.

  Net sales to our domestic retail and two-tier distribution customers increased 89% to $3.4 million in the first nine months of 1999 compared to $1.8 million during the first nine months of 1998. Total international sales decreased 94.8% to $257,000 in the first nine months of 1999 from approximately $4.8 million in the first nine months of 1998.

  Gross Profit: Gross profit was approximately $3.6 million in the first nine months of 1999 compared to gross margin loss of approximately $606,000 in the first nine months of 1998. As a percentage of net sales, gross profit improved to 43.7% in the first nine months of 1999 from a loss of 4.5% in the first nine months of 1998. The increase in gross profit during the first nine months of 1999 was largely attributable to sales of non-recurring engineering efforts associated with a design win at IBM for our SR9 graphics subsystem product, representing 24.4% of net sales, and net product royalties representing 9.2% of net sales. In the first nine months of 1998, we experienced significant pricing pressure across all of our products resulting in price protection claims and customer returns.

  Our future prospects will depend in part on our ability to successfully manage our product transitions and fluctuating component costs, particularly memory components and control inventory as new products are introduced. We may not be successful in managing these changes. While we reserve for anticipated charges, based upon historical rates of product returns, price protection claims, component cost fluctuations, and other factors, reductions in sales and returns of older generation products may give rise to charges for obsolete or excess inventory or substantial price protection charges. The effects of planned new product introductions, anticipated stock rotations and sales activity during future periods, as further described in "Certain Factors That May Affect Future Results of Operations", may have a negative impact on gross margin.

  Selling, General and Administrative Expenses:   Selling, general and
administrative expenses decreased 18%, to approximately $4.9 million in the first nine months of 1999 from $6.0 million in the first nine months of 1998, primarily as a result of decreased headcount and lower marketing costs as we controlled variable discretionary spending. As a percentage of net sales, selling, general and administrative expenses increased to 59.8% in the first nine months of 1999 from 44.8% in the first nine months of 1998, primarily attributable to lower sales in the first nine months of 1999. We currently expect that selling, general and administrative expenses will increase during subsequent quarters, although not necessarily as a percentage of net sales, as we begin to market and sell our newer technology.

  Research and Development Expenses: Research and development expenses decreased 2%, to approximately $4.2 million in the first nine months of 1999 from approximately $4.3 million in the first nine months of 1998, resulting primarily from continuing to closely control discretionary spending in the first nine months of 1999. As a percentage of net sales, research and development expenses increased to 51.2% in the first nine months of 1999 from 32.1% in the first nine months of 1998, primarily attributable to lower sales in the first nine months of 1999. We currently expect that research and development expenses to increase in subsequent quarters, although not necessarily as a percentage of net sales, primarily as a result of continued investment in our development efforts.

  Interest Expense: Net interest expense for the first nine months of 1999 was $200,000 compared to interest expense of $374,000 in the first nine months of 1998. This decrease was attributable to lower average outstanding loan balances during the first nine months of 1999, as compared to the first nine months of 1998.

  Other Expense/Income: Other income totaled approximately $11,000 in the first nine months of 1999 compared to other income of $178,000 in the first nine months of 1998. Other income during the first nine months of 1998 was primarily attributable to the settlement of certain accounts payable balances, while other income during the first nine months of 1999 was primarily attributable to interest income.

  Provision for Income Taxes: During the first nine months of 1999 and the first nine months of 1998, we did not provide an income tax benefit due to the uncertainty of realizing the benefit from future taxable income.


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

  We may not be successful in managing product transitions, including controlling inventory of older generation products when introducing new products. We have experienced and could, in the future, experience reductions in sales of older generation products as customers delay purchases in anticipation of new product introductions. We establish reserves for anticipated product returns, based upon historical return rates of product returns and other factors. However, reductions in sales and returns of older generation products by distributors, primarily attributable to customer stock rotation, may give rise to charges for obsolete or excess inventory or substantial price protection charges.

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

  Our Success Depends Heavily Upon Sales to a Limited Group of OEMs.  We try to
  -----------------------------------------------------------------
provide a broad line of high-performance hardware and software video/graphics solutions, targeting both OEMs and two-tier and retail distribution customers. The PC industry has a limited number of major OEMs driving the majority of PC sales. While we are pursuing a significant portion of our business derived from the limited number of major OEMs, we may not be successful in establishing profitable relationships with major OEMs. In addition, major OEMs exercise significant price pressure on their suppliers, generating lower gross margins than those of retail and distribution customers. Our failure to establish profitable relationships with major OEM customers or to maintain and increase the volume and profitability of the products manufactured for such customers would have a material adverse effect on our business.

  The Highly Competitive Market for Our Products May Adversely Affect Our
  -----------------------------------------------------------------------
Business Results.  Our current and prospective competitors include many
----------------
companies that have substantially greater name recognition and financial, technical, manufacturing and marketing resources than we have. We may not be able to compete successfully against current and future competitors.

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

  We compete by offering products emphasizing high performance and quality, utilizing merchant chips. Commencing in the third quarter of 1999, we no longer design and manufacture our own chips. The trend in our industry is toward establishing close alliances between chip and board manufacturers leveraging their respective competitive advantages for the benefit of the customer. We strive to improve our current products and to introduce new products in order to provide a broad product line where demand justifies it. Our current principal competitors include ATI Technologies, Inc., Diamond Multimedia Systems, Inc., which was recently acquired by S3 Incorporated, a chip manufacturer, and Matrox Electronic Systems, Inc. Each of these named competitors markets graphics accelerator products that are marketed in competition with our 64-bit and 128-bit graphics accelerator products.

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

   If We Do Not Secure Additional Financing, We May Be Unable to Develop or
  -------------------------------------------------------------------------
Enhance Our Services, Take Advantage of Future Opportunities or Respond to
--------------------------------------------------------------------------
Competitive Pressures. We require substantial working capital to fund our
---------------------
business. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed, on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.


  We Depend Upon a Limited Group of Suppliers for Key Components. We depend on
  --------------------------------------------------------------
sole or limited source suppliers for certain key components and have experienced:

 .  limited availability,
 .  delays in shipments, and
 . unanticipated cost fluctuations related to the supply of components, particularly memory chips.

  We actively work with memory component suppliers to secure pricing and volume commitments for future production. Additionally, our suppliers could make key components, such as memory graphics accelerator chips, less available to the extent that they reduce our lines of credit and payment terms. In such an event, we could have difficulty securing sufficient supply to meet customer requirements. We may not secure commitments in sufficient amounts to meet our needs or at prices that will enable us to attain profitability.

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

  An appeal hearing, conducted at our request, before the Nasdaq Listing Qualifications Panel (the "Panel") was held on July 15, 1999 to determine whether the we could continue to be listed on The Nasdaq National Market. We received written notification on September 20, 1999 that the Panel decided to delist our Common Stock from The Nasdaq National Market, effective with the close of business on September 20, 1999. The Panel also determined that, at the time of delisting from The Nasdaq National Market, the Company did not comply with the requirements for continued listing on The Nasdaq SmallCap Market. Accordingly, following the date of the delisting, the Company's common stock has been traded on the OTC Bulletin Board.

  If the Series A or Series B Preferred Stock is Converted or We Issue
  --------------------------------------------------------------------
Additional Shares of Equity Securities, The Value of Those Shares of Common
---------------------------------------------------------------------------
Stock Then Outstanding May Be Diluted. To the extent that we raise additional
-------------------------------------
capital by issuing equity securities at a price or a value per share less than the then current price per share of common stock, the value of the shares of common stock then outstanding will be diluted or reduced. At present, we have two arrangements to issue additional equity securities which could result in dilution to the present common stockholders. One arrangement involves the issuance of our Series A preferred stock, each share of which was purchased or acquired for $2.75 and all of which are convertible into shares of common stock on a one for one basis. In May, 1999, the holder of Series A preferred stock
converted 850,000 shares into common stock.   Based on the number of shares of
Series A preferred stock presently outstanding and an outstanding warrant to purchase additional shares of Series A preferred stock, as of November 3, 1999, we would be required to issue up to 2,857,721 shares of common stock at a price per share that is approximately $1.78 more than the last sale price of the common stock of $.97 on November 3, 1999. If the sale price of the common stock decreases, we may be required to issue shares of common stock at a price per share that would be less than the then current price per share.

  We also have an arrangement which involves the issuance of our Series B preferred stock (and payment of dividends thereunder in shares of common stock), which is convertible from and after July 28, 1999 into shares of common stock at a price per share equal to the lesser of:

 .  $4.2703, or
 . 88% of the average of the 10 lowest closing bid prices during the 30 trading days immediately prior to the date of conversion.

  On October 29, 1999, the holder of the Series B preferred stock converted 5 shares of this stock into 57,193 shares of common stock. Based on the number of shares of Series B preferred stock outstanding after this conversion and the applicable conversion price as of November 3, 1999, we would be required to issue up to 3,405,287 shares of common stock at a price per share that is approximately $.10 less than the last sale price of the common stock of $.97 on November 3, 1999. In anticipation of price fluctuations that may reduce the conversion price, we originally registered for resale up to 3,022,137 shares of common stock which would become issuable upon conversion of the Series B preferred stock if the conversion price fell as low as approximately $1.05 per share.

Since the conversion price fell to less than $1.05 per share, we are required to register more than the 3,022,137 shares of common stock previously registered for conversion of the Series B preferred stock. Since our Common Stock was delisted from the Nasdaq National Market System, the holder of Series B Preferred has mandatory redemption rights for the full amount of their investment.

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

  We have conducted an assessment of our Year 2000 readiness to determine the extent of any potential problems. Our assessment revealed that all our products are not keyed to a two digit date storage system. That is, our drivers and BIOS do not reference or update the time or date, nor are they affected by the system clock. Based upon our assessment, we consider all our products to be Year 2000 compliant. Our assessment also revealed that our principal information systems correctly define the Year 2000 and do not require any modification. As a result, we do not expect to incur any material costs associated with Year 2000 issues. However, to date, we may not have identified all material Year 2000 issues associated with our products.

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

  We continue the process of contacting our customers, suppliers, financial institutions, creditors, service providers and governmental agencies, with whom we have a material relationship, in an effort to verify the Year 2000 readiness of these third parties that are in a position to impact us materially. Of those contacted, we have received assurances from most indicating that they comply with industry standards for Year 2000 readiness. We have limited or no control over the actions of these third parties. Thus, while we expect that we will be able to resolve any significant Year 2000 problems, we cannot assure you that all material Year 2000 issues associated with third parties will be identified and corrected on a timely basis, or that corrections made by third parties will be compatible with our information systems. The failure of our systems and applications or those operated by third parties to properly operate or manage dates beyond 1999 could have a material adverse effect on our business.

  At this point, we do not believe we will be adversely affected, in a material manner, by the Year 2000 issue. Our most reasonably likely worst case Year 2000 scenario is that we experience product procurement delays due to Year 2000 problems. We have not assessed, and may not be able to assess, what Year 2000 problems may occur with the public infrastructure, including transportation and export systems, of the countries within which our suppliers operate. Such problems may result in delays in procuring products, which we estimate may be approximately 4 weeks. We are in the process of developing a contingency plan specific to this scenario. In the event of worst case Year 2000 scenarios regarding sales and financial systems and embedded systems, we would convert to a manual system, until the third-party corrects the application, or switch to other Year 2000 compliant applications. We are actively developing a contingency plan to address any Year 2000 issues that may arise. We intend to design and implement such a contingency plan prior to the end of the year, which will be based in part upon the balance of the responses we expect to receive from third parties. We will attempt to identify and resolve all Year 2000 problems that could materially affect our business operations. However, management believes that it is not possible to determine with complete certainty, that all Year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among such devices are simply too numerous. In addition, we cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, we are uncertain whether we or our clients might experience:

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

  We have continued to incur substantial losses from operations. We will need additional financing to continue operations, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Significant pricing pressure for our products has been experienced during 1997, 1998 and the first nine months of 1999, resulting in lower gross margin and higher net loss. Due to these factors, we have generated less cash flow from operations than anticipated, and therefore require more working capital.

  In the first nine months of 1999, we continued to incur losses on reduced revenue while pricing pressure in our industry has increased. Our operating activities used cash of approximately $3.3 million in the first nine months of 1999, compared to operating activities which used cash of approximately $3.4 million in the first nine months of 1998. In the first nine months of 1999, cash was generated through the net decrease to accounts receivable of $584,000, an increase of $498,000 in accounts payable and $540,000 in demand notes payable. Decreases in accounts receivable have primarily been attributable to lower sales levels in the first nine months of 1999. In addition, an increase in prepaids and other assets of $547,000 and a net decrease to related party notes payable used cash of approximately $201,000. We believe we can operate with lower levels of working capital relative to net sales and have committed additional resources to the management and control of our receivables and inventories. At October 2, 1999, our principal sources of liquidity consisted of approximately $58,000 of cash and cash equivalents and a maximum borrowing capacity of $4 million based on qualified accounts receivable balances, under our revolving line of credit, as described below.

  In the first nine months of 1999, investing activities used cash of approximately $35,000 for purchases of computer and office equipment compared to $375,000 for purchases of property and office equipment in the first nine months of 1998. Financing activities provided cash of approximately $2.9 million during the first nine months of 1999, attributable to the $3.0 million proceeds from issuing Series B Convertible Preferred Stock, partially offset by a cost associated with this financing of $459,000. During the first nine months of 1998, financing activities provided cash of $1.9 million attributable mostly to advances of $9.0 million made against certain convertible subordinated promissory notes and partially offset by a reduction of the outstanding balance of the revolving credit facility by $7.8 million.

  On March 31, 1999, we entered into a loan and security agreement with a major commercial bank for a secured working capital line of credit. This line of credit replaces the current borrowing facility. Under this agreement, we can borrow up to 80% of qualified accounts receivable up to a maximum amount of $15 million, at an annual interest rate of either prime rate plus 1% or at the LIBOR rate plus 3.25%. Our present intent is to use prime rate plus 1% for this borrowing facility. On November 3, 1999, the prime rate was 8.25% and the 90 day LIBOR rate of 6.11%. We can lower these interest rates by achieving certain financial objectives. In addition, we incur an unused line fee calculated at a rate of .375% per annum on the unused portion of the maximum borrowing amount. The bank also received a warrant to purchase up to 211,000 shares of common stock, as of the date of closing, at an exercise price of $2.86 for a ten year period. The line of credit agreement is collaterized by substantially all the assets of our company. This agreement requires bank approval for the payment of any dividends other than dividends on Series B Preferred. It also requires that we achieve certain financial covenants, including quarterly profitability targets in the third quarter of 1999. This agreement expires on December 31, 2001.

  As of October 2, 1999, we had outstanding indebtedness to the bank of $1.6 million. We are currently in violation of certain financial covenants of this agreement, including quarterly profitability, certain key financial ratios and the maintenance of a minimum excess borrowing availability. We are negotiating a forbearance agreement with the bank, which will include the requirement that we refinance this credit facility with another lender within a short-time period. As a result of our violation of these financial convenants, the bank has reduced the maximum borrowing amount to $4.0 million and has increased the annual interest rate to the Prime rate plus 4%.

  We have entered into promissory notes with two of our Board of Director members. As of October 2, 1999, $240,000 was outstanding and is subject to payment on demand. Under the terms of the note payable, these notes bear interest at the rate of 4.0% plus Prime.

  We have entered into a note payable with one of our manufacturing contractors. Under the terms of the note payable, we converted approximately $1.4 million of accounts payable with the manufacturing contractor into a note payable. The note payable is a six (6) month note, bears interest at the rate of 5.99% per annum, and was to be repaid in six equal monthly installments. The first principal and interest payment was made in June 1998. However, as of October 2, 1999, $497,000 was outstanding and is subject to payment on demand.

  On March 31 1999, we sold 300 shares of Series B Convertible Preferred Stock at a stated price of $10,000 per share. Proceeds from the offering, net of issuance costs were approximately $3.0 million, net of issuance costs. Holders of the Series B Preferred Stock are entitled to receive a 4% dividend payable, at our option, in cash or shares of our common stock. As of October 2, 1999, the Company has issued 41,336 shares of common stock in payment of this dividend for the second and third quarters of 1999. The Series B Preferred Stock has beneficial conversion features which entitles holders to convert their shares into common stock at the lower of (i) $4.27 per share, or (ii) 88% of the average of the ten lowest closing bid prices during the thirty day period prior to the conversion date. After October 28, 1999, holders of the Series B Preferred may convert all of their shares. Subject to certain restrictions, we have the option to redeem the Series B Preferred Stock at any time. The redemption amount is calculated as 110% of the Series B Preferred investment prior to October 31, 1999, if the closing bid price is less than $1.60 per share, and 118% in all other instances. The Series B Preferred Stock automatically converts into common stock three years after the date of issuance. On October 29,1999, the holder of the Series B Preferred Stock converted 5 shares into 57,193 shares of common stock. Since our Common Stock was delisted from the Nasdaq National Market System, the holder of Series B Preferred has mandatory redemption rights for the full amount of their investment.

  We are currently discussing with several financial institutions, high net worth individuals and strategic business partners the terms of an investment in the Company. We have received an advance of this investment in the amount of $300,000 on August 3,1999. This advance has taken the form of a demand note at an interest rate of 10% per annum. As of October 2, 1999, $300,000 was outstanding and is subject to payment on demand. We believe that this note will be converted into equity upon the completion of this financing.

  We believe that our existing cash balances plus funds generated from product sales, together with our working capital line of credit will not be sufficient to fund operations at anticipated levels through the fourth quarter of 1999. We will need the planned new financing to fund operations through the fourth quarter of 1999. However future growth in sales, significant losses and limitations of credit terms by suppliers, and/or continued increases in working capital required by our business, future product releases, as well as continued investments in operations, particularly research and development will require additional equity or debt financing. Additional financing may not be available to us on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

  On June 11, 1996, a complaint was filed in the United States District Court for the District of Massachusetts by named plaintiff RBI, an Alaskan limited partnership, against Number Nine, Andrew Najda and Stanley W. Bialek (the "Selling Stockholders") and the managing underwriters of our initial public offering, Robertson Stephens & Company, Cowen & Company and Unterberg Harris (the "Managing Underwriters"). On or about July 17, 1996, John Foley, as plaintiff, filed a complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, (Andrew Najda, Stanley W. Bialek, Gill Cogan, Dr. Paul R. Low, Dr. Fouad H. Nader and William H. Thalheimer), Kevin M. Hanks, our former Chief Financial Officer and Treasurer and the Managing Underwriters. On or about October 16, 1996, Robert Schoenhofer, as plaintiff, filed an additional complaint in the United States District Court for the District of Massachusetts against Number Nine, each member of our Board of Directors, Mr. Hanks, and the Managing Underwriters. Each of the plaintiffs purports to represent a class of purchasers of our Common Stock between and including May 26, 1995 through January 31, 1996. Each complaint alleges that the named defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by, among other things, issuing to the investing public false and misleading statements regarding our business, products, sales and earnings during the class period in question. The plaintiffs seek unspecified damages, interest, costs and fees. By order of the District Court, these actions have been consolidated into a single action. It is possible that other claims may be made against us or that there may be other consequences from the lawsuits. On June 1,1999, the District Court issued a memorandum and order dismissing the majority of Federal securities law claims against Number Nine, directors and officers and the Managing Underwriters. As a result of the significant reduction in the scope of the plaintiffs' claims and discussions with the plaintiffs' counsel, Number Nine believes that the plaintiffs' current settlement position would be within the range of the directors and officers liability insurance coverage amount of $8,000,000 at the time of the commencement of this litigation. Number Nine does not believe that this litigation will have a material adverse effect on its future financial condition and results of operation. Accordingly, Number Nine believes that no provision for any liability is required in the accompanying financial statements.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

 (a)  Not applicable.

 (b)  Not applicable.

 (c) (1) Securities sold
     I. During the quarter ended October 2, 1999, the Company issued an aggregate of 18,200 shares of its common stock to an employee in connection with its stock option plans at a weighted average price of $0.48 per share.
     II. During the quarter ended October 2, 1999, the Company issued an aggregate of 32,156 shares of its common stock to employees in connection with its employee stock purchase plan, at a weighted average price of $1.65 per share.
     III. On October 2, 1999, the Company issued to the holder of the Series B Convertible Preferred Stock a quarterly dividend in the amount of 26,810 shares of its common stock.
     (2) Underwriter. No underwriters were involved in these transactions.

    (3) Consideration
     I. The Company received $8,802 for the issuance of its common stock from its stock option plans.
     II. The Company received $53,057 for the issuance of its common stock from its employee stock purchase plan.
     III. There was no other consideration received with respect to the issuance of 26,810 shares of its common stock as a quarterly dividend to the holder of the Series B Convertible Preferred Stock

    (4) Exemption from registration claimed. The Company issued the securities in these transactions in reliance upon Section 4(2) of the Securities Act of 1933, as amended, because none of these transactions involved any public offering by the Company.

    (5) Terms of conversion or exercise.   Not applicable.

    (6) Use of proceeds.   Not applicable.

    (d) Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  The Company is in violation of the following financial covenants of the loan and security agreement with a major commercial bank:
     (a.) The achievement of profitability in the second and third quarters of
          1999.
     (b.) The accomplishment of the required operating cash flow to total debt service ratio for these periods.
     (c.) The maintenance of a minimum excess borrowing availability.

  The Company is currently negotiating a forbearance agreement with the bank which includes a requirement to be financed out within a defined period of time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's adjourned annual meeting of shareholders was held on July 9, 1999 with the following results:

1. Dr. Fouad H. Nader was re-elected as a Class A director to serve until 2002. The vote was 5,419,932 shares for and 95,856 shares withheld their vote.
2. The proposal to increase the authorized amount of common stock by 10,000,000 shares from 20,000,000 shares to 30,000,000 shares was approved. The vote was 5,204,070 shares for, 287,676 shares against, 24,042 shares abstained from voting.
3. The proposal to issue more than 1,883,236 shares of common stock upon conversion of 300 shares of Series B Convertible Preferred Stock was approved. The vote was 5,082,350 shares for, 214,683 shares against, 60,567 shares abstained and there were broker non votes of 158,188 shares.
4. The adoption of the 1999 Employee, Director and Consultant Stock Option Plan was approved. The vote was 5,043,338 shares for, 266,770 shares against, 47,492 shares abstained and there were 158,188 broker non votes.
5. The appointment of PricewaterhouseCoopers L.L.P. as the Company's independent public accountants for the fiscal year January 1, 2000 was approved. The vote was 5,464,680 shares for, 29,465 shares against and 21,643 shares abstained.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

   The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q

      Exhibit Number  Description
      --------------  -----------
      27.1            Financial Data Schedule

 (b) Reports on Form 8-K

    One report on Form 8-K, dated September 20, 1999 was filed on September 30, 1999. This report described the process by which the Company's common stock was delisted from the Nasdaq National Market. Following the date of the delisting, the Company's common stock has been traded on the OTC Bulletin Board.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NUMBER NINE VISUAL TECHNOLOGY CORPORATION


Date:  November 16,1999    By:  /s/  Timothy J. Burns                         .
                              ------------------------------------------------
                              Timothy J. Burns
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)


Date:  November 16,1999    By:  /s/  William L. Ralph                          .
                              -------------------------------------------------
                              William L. Ralph
                              Chief Operating Officer
                              (Principal Operating Officer)

                                 EXHIBIT INDEX

      Exhibit Number  Description
      --------------  -----------
      27.1            Financial Data Schedule